Form 10-K
SUBURBAN OSTOMY SUPPLY CO INC
filed 1996-11-26
CIK 1016872

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-K


                               ------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        SUBURBAN OSTOMY SUPPLY CO., INC.
             (Exact name of registrant as specified in its charter)


 Massachusetts                        5047                      04-2675674
(State or other           (Primary Standard Industrial       (I.R.S. Employer
 jurisdiction of           Classification Code Number)      Identification No.)
incorporation or
 organization)

                              75 October Hill Road
                              Holliston, MA 01746
                                 (508) 429-1000
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

         Title of each class           Name of each exchange on which registered
Common Stock, no par value per share                    NASDAQ

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes           No   X

         Indicate by check mark if disclosure of delingquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of shares held by non-affiliates of the registrant as of November 22, 1996 was $58,755,920. 5,465,667 shares of the Common Stock of Suburban Ostomy Supply Co. Inc., no par value, were outstanding on November 22, 1996.

                                    PART I

ITEM 1. BUSINESS

General

     Suburban Ostomy Supply Co., Inc. ("Suburban" or the "Company") is a leading national direct marketing wholesaler of medical supplies and related products to the home health care industry. The Company sells products to over 20,000 customers, including: (i) independent suppliers of home health care products (principally home medical equipment dealers and local and chain pharmacies);
(ii) national home health care chains and wholesalers; and (iii) managed care organizations. Through its direct sales and marketing programs, the Company markets a comprehensive selection of more than 6,000 SKUs, composed primarily of ostomy, incontinence, diabetic and wound care products. The Company's primary product lines fulfill its customers' needs to provide a complete line of products for their home health care patients. The Company believes that its success is attributable to the expertise gained from more than 17 years of focus on its product lines and its commitment to providing superior service and technical support to its customers. Through its product knowledge and ability to efficiently process a high volume of orders without a minimum order amount, the Company fills an important need in the fragmented and diverse home health care industry.

     The Company's first catalog was mailed in 1977, and Suburban was incorporated as a Massachusetts corporation in 1979 by Herbert P. Gray.

     The Company's executive offices are located at 75 October Hill Road, Holliston, Massachusetts 01746 and its telephone number is (508) 429-1000.

     The Company has positioned itself as a high volume, cost-effective direct marketer of home health care products. The Company's direct marketing materials, particularly its industry-recognized catalog, offer a broad selection of products in an easy to use format, enabling the Company to offer its customers a single source for the Company's product lines. The Company's 41 experienced, highly-trained service representatives located at its headquarters in Holliston, Massachusetts use the Company's proprietary software to fill customer orders, explore additional product needs and respond to customer inquiries. Suburban provides quick, cost-effective delivery on a national basis, enabling the Company to meet the needs of national home health care and managed care organizations as well as local independent suppliers. Its national distribution network enables the Company to ship about 94% of its orders on the day of receipt, with a product fill rate of about 92%, and to deliver product to 94% of the U.S. population within 48 hours. The Company also provides customers with value-added services, such as the Company's stockless inventory program (the "Stockless Inventory Program") in which the Company ships products directly to its customers' patients and provides detailed utilization reporting to customers. The Stockless Inventory Program is designed to assist customers in reducing their inventory levels, controlling costs and managing utilization.

     The Company is committed to meeting the changing needs of manufacturers and customers in the home health care market. Manufacturers are becoming increasingly dependent upon wholesalers to help reduce manufacturers' cost by assuming their small order distribution. The Company achieves volume discounts, rebates and promotional allowances from manufacturers by providing significant value added services to its suppliers through marketing support and information management. Suburban's high degree of service, technical support and outbound telemarketing complements the manufacturers' continuing product support. In addition, Suburban's direct marketing expertise enhances the manufacturers' continuing product support. In addition, Suburban's direct marketing expertise enhances the manufacturers' ability to introduce new products and sustain on-going marketing campaigns. With respect to customers, cost containment efforts are prompting many of the Company's customers to become "one stop shop" suppliers of home health care products. Suburban offers customers a comprehensive selection of products that customers typically are unable to stock cost effectively because of the relatively low volume of sales of such products by these customers. The Company's national distribution network and management information systems enable it to fill a large quantity of the small and broken case orders typically placed by home health care providers and which many other wholesalers have difficulty filling efficiently.

     During the Company's fiscal 1996, the Company completed two acquisitions of health care wholesalers. In January 1996, the Company acquired St. Louis Ostomy Distributors, Inc. which had approximately $17.0 million in sales in its then most recent fiscal year. In June 1996, the Company acquired Patient-Care Medical Sales, which had approximately $18.0 million in sales in its then most recent fiscal year.

     In addition, on October 15, 1996, the Company consummated an initial public offering of its common stock pursuant to which it sold an aggregate of 4,192,500 shares of common stock and received an aggregate proceeds (less underwriters' discounts, concessions and allowances and other expenses of the offering) of $46 million (including sale by the Company of 292,500 shares pursuant to the exercise by the underwriters of the public offering of an overallotment option). The Company used the aggregate proceeds from the offering to repay in full approximately $9.3 million in notes payable to certain stockholders and executive officers, to redeem redeemable preferred stock with an approximate value of $7.5 million, to retire in full a $1.3 million note issued in connection with the St. Louis acquisition and to repay all borrowings under its credit facility. As a result, after giving effect to the offering and the application of the net proceeds therefrom, the Company has no long-term indebtedness other than in amounts which the Company may reborrow on its credit facility in order to fund its working capital and further acquisitions.

National Distribution Network

     The Company has six regional distribution centers located in Holliston, Massachusetts; Atlanta, Georgia; Dallas, Texas; South Bend, Indiana; Rancho Cucamonga, California and Santa Fe Springs, California. This national distribution network enables the Company to ship about 94% of orders on the day of receipt, with a product fill rate of about 92%, and to deliver products to 94% of the United States population within 48 hours. This network enables the Company to meet the needs of national home care chains and managed care organizations, as well as local independent suppliers in a quick, cost effective manner. In addition, the Company's management information systems are designed to coordinate inventory with order fulfillment so that the Company efficiently fills orders in any of its six regional distribution centers.

Sales and Marketing

     The Company's direct marketing program is designed to provide its customers with frequent exposure to the Company's comprehensive product categories on a cost effective basis. The Company's direct marketing program consists of the following components: (i) a wholesale catalog for custom orders; (ii) a retail catalog for the customers for their use as a marketing tool; (iii) monthly fliers; (iv) frequent fax specials to targeted customer segments; (v) package inserts; (vi) general advertising; (vii) trade press literature; and (viii) trade show materials. The Company continually evaluates these direct marketing components to arrive at the optimal mix of marketing techniques.

     In fiscal 1996, the Company's marketing staff produced in-house and distributed to the Company's customers, over 500,000 pieces of direct mail, consisting of catalogs, fliers, trade press advertisements and package inserts. The Company's comprehensive wholesale catalog strengthens the Company's position as a leader in its market by serving as a valuable reference source for its products, facilitating the ordering process and providing a complete description of products in a listing of manufacturers and prices for all ordering quantities. The Company has also developed and maintains a proprietary customer and product database which it uses to target its direct mailings.

Products

     The Company supplies 6,474 SKUs, primarily in the ostomy, incontinence, diabetic and wound care categories. These four product categories accounted for approximately 81% of Suburban's net sales for fiscal 1996.

                            Net Sales for       Percentage of Net
                             Fiscal 1996            Sales for       No. Of SKUs at
Product Categories      (dollars in thousands)     Fiscal 1996      August 31, 1996
------------------      ----------------------     -----------      ---------------

Ostomy                          $23,688               32.6%             1,492
Incontinence                     14,474               20.0              1,643
Diabetic Care*                    9,462               13.0                106
Wound Care                       11,178               15.4                634
Other                            13,756               19.0              2,599
                              ----------            -------           --------
Total                           $72,558              100.0%             6,474
                              ==========            =======           ========

---------------------
* Includes Impotence

     Ostomy Products. Suburban has developed an expertise in the ostomy market and markets a broad spectrum of related products, primarily one and two piece ostomy appliances, accessories, adhesives, pastes, skin barriers and odor control products. Ostomy appliances come in numerous shapes and sizes, including one-piece and two-piece models, and reusable or disposable systems. Depending on the manufacturer and the system, patients may replace their ostomy dressing as frequently as daily, or as infrequently as once per week. In response to its customers' individual needs and preferences, the Company offers a large number of SKUs within the ostomy category which the Company believes acts as a barrier to entry to those competitors unable to stock a complete assortment of those products on a cost effective basis.

     Incontinence Products. The Company markets a broad selection of incontinence and urological products, including disposable and reusable adult diapers and undergarments, irrigation trays, intermittent and external catheters, and drainage and leg bags.

     Diabetic Care Products. The American Diabetes Association estimates that there are 11.0 million diabetics in the U.S., 1.1 million of whom must test themselves four to seven times daily to control the potentially degenerative effects of diabetes. The Company markets a broad selection of products for the treatment of diabetes, including test strips, blood-glucose meters, lancets and accessories.

     Wound Care Products. Based on industry statistics, the Company believes that the total U.S. market for wound care and related products of the type marketed by the Company was approximately $400 million in 1995. Wound care products marketed by the Company include traditional tapes, gauze, bandages and sponges and advanced dressings such as hydrocolloid, calcium alginates, hydrogel and transplant dressings. Since wound treatment programs have improved technologically and become more individualized, the number of SKUs which the Company carries relating to wound care has increased to 634 SKUs as of August 31, 1996.

     Other Products. The Company sells a large assortment of products for home health care other than those in its principal four product categories. These products are frequently ordered by its customers and include respiratory, convalescent care, skin care, home diagnostic and enteral feeding products. The Company continually evaluates new product categories within the home health care market to meet the evolving needs of its customers and to take advantage of changes in medical technologies.

Customers

     The Company's three market segments consist of over 20,000 customers, including: (i) independent suppliers of home health care products, principally home medical equipment dealers and local and chain pharmacies; (ii) national home health care chains and wholesalers; and (iii) managed care organizations. Sales to independent suppliers, national home health care chains and wholesalers and managed care organizations accounted for approximately 86.4%, 12.9% and 0.7%, respectively, of net sales in fiscal 1995, and 82.4%, 15.5% and 2.0%, respectively, of net sales for fiscal 1996. While the number of independent home medical equipment dealers and pharmacies continues to decline due to consolidation, the Company continues to add new customers in this market. Of Suburban's broad customer base, only 3 customers accounted for more than 1% of the Company's net sales for fiscal 1996, and the twenty largest customers accounted, in the aggregate, for less than 13.1% and 18.2% of net sales for fiscal 1995 and 1996, respectively.

Order Entry and Fulfillment; Customer Service and Technical Support

     Order Entry and Fulfillment. The Company provides a toll-free number and uses its call center and automated call routing technology to process an average of 2,500 calls per day between 8:00 a.m. and 7:00 p.m. local time, with service representatives answering approximately 95% of all calls within thirty seconds. The Company's 41 service representatives use the Company's proprietary software to fill customer orders, explore additional product needs and respond to customer inquiries. Each service representative has access to the customer's profile, which contains information on product availability, prices, order history, shipping address and billing information.

     Customer Service and Technical Support. The Company provides its customers with a high level of customer service and technical support, the principal bases of which are accurate and complete order fulfillment and prompt product delivery. All new service representatives receive at least four weeks of consecutive, specialized training, two of which precede any customer contact. Thereafter, service representatives regularly receive at least three hours per week of sales and product training. In addition to in-house training, sales representatives regularly receive from manufacturers technical training regarding various products. To augment its service representatives, the Company employs two registered nurses, including an enterostomal therapist, who are accessible to respond to more complex customer inquiries regarding the Company's products.

     The Company markets its Stockless Inventory Program to all its customers pursuant to which it ships products on the customer's behalf directly to the customer's patients. The transaction is transparent to the patient as only the names of the Company's customer and the recipient of the product appear in the shipping materials received. The Stockless Inventory Program also enables both the Company and the customer to record a sale at the time the order is shipped by the Company. The Company shipped 7.2% of its net sales through its Stockless Inventory Program for fiscal 1996.

     With the Stockless Inventory Program, the Company also provides additional value-added services for its larger customers, such as detailed reporting with respect to the patient's payor and clinician as well as the products shipped to the patient's home.

Management Information Systems

     The Company operates a sophisticated proprietary management information system that allows centralized management of key functions, including: (i) accounts receivable and inventory management; (ii) communication links between distribution centers; (iii) customized customer reporting; (iv) purchasing; (v) pricing; (vi) order entry and fulfillment; (vii) mail list management; and
(viii) the preparation of daily management reports which provide timely information regarding key aspects of the business. The system enables the Company to ship customer orders on a same-day basis and respond to order changes and supports a high level of customer service.

Purchasing

     The Company purchases products from 287 manufacturers and regularly evaluates its relationships and considers alternative suppliers to ensure competitive costs and product quality. The Company's top ten manufacturers accounted for approximately 67.2% and 64.6%, of the Company's total purchases in fiscal 1995 and fiscal 1996, respectively. The Company is able to achieve volume discounts, rebates and promotional allowances from manufacturers by providing significant value added services through marketing support and information management. Purchasing is closely tied to the inventory management controls of the Company. Due to the Company's effective inventory management, the Company's inventory write-offs during the last five fiscal years have been negligible.

Competition

     Suburban faces intense competition from a variety of local, regional and national wholesalers. In addition to home health care wholesalers, Suburban's competition includes drug wholesalers and distributors to hospitals and long term care providers. Most of the Company's products are available from several sources, and the Company's customers often have relationships with several wholesalers. In response to competitive pressures from current or future competitors, the Company may be required to lower selling prices to maintain or increase market share.

     The Company competes on the basis of its: (i) order and delivery capabilities; (ii) product knowledge; (iii) product breadth; (iv) technical support; (v) customer relationships with service representatives; and (vi) price. The Company believes that its customers base their purchasing decisions upon such factors and that the Company competes favorably with respect to each of these factors. In particular, the Company believes that it differentiates itself from other wholesalers with which it competes on the basis of a high fill rate of its product line, knowledgeable service representatives, the Stockless Inventory Program and its MIS capabilities.

Governmental Regulation

     Suburban is subject to regulation under the Federal Food, Drug and Cosmetic Act, as well as under certain state regulations, because of its storage and handling of certain medical devices and products. The amount of sales of products that are subject to such regulation is not material to the Company's results of operations. The Company believes that it is in compliance with all applicable federal and state requirements and that it possesses all licenses and permits required for the conduct of its business. In addition, certain licenses and permits of the Company prohibit a change of control without relevant regulatory approval.

Product Liability Insurance

     The Company maintains product liability insurance of $10.0 million, and is named as an additional insured under policies maintained by approximately 95% of its manufacturers whose products represent approximately 98% of the Company's net sales. While the Company believes that such coverage will be adequate, no assurance can be given that such coverage will be adequate to cover all future claims or will be available in adequate amounts or at a reasonable cost or that such indemnification agreement will provide adequate protection to the Company.

State Sales Tax

     The Company collects sales tax or other similar tax only with respect to those states in which the Company maintains facilities. Although various other state agencies have attempted to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to residents of these states, no state has initiated any action to collect state sales taxes from the Company. The Company does not believe that state sales tax collection is material to the Company, in part because substantially all products marketed by the Company are purchased for resale and in part because a large portion of its products are exempt from state sales tax.

Proprietary Rights

     The Company holds a service mark for the name "Home Health Direct" which it uses in certain of its direct marketing programs.

Employees

     As of November 22, 1996, the Company had 154 full time employees and 19 part time employees. There are 59 employees within the sales, marketing and customer service area, 45 employees within the financial, administrative and purchasing area, and 69 employees within the distribution, operations and MIS area.

     The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement. See "Item 6 - Selected Financial Data" and "Item 8 - Financial Statements and Supplementary Data."

ITEM 2. PROPERTIES

Properties

      The Company conducts its operations from six leased distribution centers. See Note 7 to Consolidated Financial Statements. The Holliston, Massachusetts location also serves as the Company's corporate headquarters. The Company's leases include:

                Location           Square Footage   Expiration Date
                --------           --------------   ---------------
       Holliston, MA /(1)/             58,000       December 31, 2006
       Atlanta, GA /(1)/               48,000          August 4, 2006
       Dallas, TX                      24,000            July 1, 2001
       South Bend, IN /(1)/            30,000           July 31, 2003
       Rancho Cucamonga, CA            23,000      September 30, 2000
       Santa Fe Springs, CA            33,500            May 31, 1998

----------------------
/(1)/ See "Item 13 - Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

Legal Matters

     The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the fourth quarter of the Company's fiscal 1996, the Company submitted to a vote of the shareholders of the Company the following matters: (i) an amendment to the Company's Restated Articles of Organization, as amended; (ii) an amendment to the Company's by-laws; and (iii) the election of Herbert P. Gray, Donald H. Benovitz, Martin J. Mannion and Joseph F. Trustey to the Company's board of directors. The shareholders approved these matters as requested by the Company's Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Although the Company's common stock is currently traded on the National Market, in the fiscal year ended August 31, 1996, there was no established public trading market for any class of the Company's common equity. As of November 22, 1996, there were over 400 shareholders with the Company.

Dividends

     On September 3, 1994 and July 1, 1995, in connection with the Company's status as a Subchapter S corporation, the Company distributed to each of its stockholders a proportionate share of the Company's income taxable to such stockholders for fiscal 1994 and fiscal 1995, respectively. The aggregate amount of the distributions were $428,000 in fiscal 1994 and 2.2 million in fiscal 1995. Since then, other than stock dividends declared in connection with the Company's 100 for 1 stock split effective July 3, 1995, the Company's 50 for 1 split effective April 10, 1996 and the Company's 3.1 for 1 stock split effective June 21, 1996, the Company has not declared or paid dividends. The Company does not intend to declare or pay any dividends on its common stock in the foreseeable future. The Company intends to retain all earnings for the operation and expansion of its business. The declaration of payment of future dividends will be at the sole discretion of the Board of Directors subject to such factors as the Board of Directors may deem relevant, including future earnings, results of operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions (such as those relating to the Company's borrowing arrangements) on the declaration and payment of dividends.

ITEM 6: SELECTED FINANACIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data as of and for each fiscal year in the five year period ended August 31, 1996, have been derived from the Consolidated Financial Statements. These consolidated financial statements have been audited by Arthur Anderson LLP, independent public accountants. The data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this 10-K.


                     Selected Consolidation Financial Data

              (In thousands, except per share and operating data)


                                                Fiscal Year Ended/(1)/
                                        ------------------------------------------------------------------------------------------
                                           August 31,          September 2,       September 3,      August 28,        August 29,
                                              1996                1995                1994             1993              1992
                                           (52 weeks)          (52 weeks)/(2)/     (53 weeks)       (52 weeks)        (52 weeks)
                                           ----------          ----------          ----------       ----------        ----------

Consolidated Income Statement Data:
Net Sales                                    $72,558             $52,667             $47,311           $42,738           $37,921
Cost of Goods Sold                            55,398              39,872              35,599            32,305            28,599
                                           ----------          ----------          ----------        ----------        ----------
Gross profit                                  17,160              12,795              11,712            10,433             9,322
Operating expenses                             9,689               7,752               7,627             6,991             7,512
Depreciation and amortization                    562                 266                 270               265               268
Non-recurring executive compensation/(3)/         --                  --               2,237             2,111                --
                                           ----------          ----------          ----------        ----------        ----------
Operating income                               6,909               4,777               1,578             1,066             1,542
Interest expense                               2,653                 370                  --                --                --
Other expense (income), net                     (126)               (145)               (132)             (158)             (224)
                                           ----------          ----------          ----------        ----------        ----------
Income before income taxes                     4,382               4,552               1,710             1,224             1,766
Provision for income taxes                     1,944                 358                  88                69               101
                                           ----------          ----------          ----------        ----------        ----------
Net income                                    $2,438              $4,194              $1,622            $1,155            $1,665

                                           ----------          ----------          ----------        ----------        ----------
Net income applicable to common
 stockholders/(4)/                            $1,762              $4,083              $1,622            $1,155            $1,665
                                           ==========          ==========          ==========        ==========        ==========

Supplemental pro forma data /(5)/:
   Net income                                 $4,000              $2,955              $1,026              $735            $1,060
   Net income per common share                 $0.37               $0.32
   Weighted average common shares
   outstanding                                10,785               9,334

Operating Data:
Number of orders                             429,797             307,525             276,056           247,469           223,418
Inventory turnover/(6)/                        10.5x               11.8x                9.8x              8.4x              8.7x

Consolidated Balance Sheet Data:
Working Capital                               $9,827              $7,467              $7,838            $6,491            $4,849
Total assets                                  33,180              13,832              12,849            12,248            10,359
Long-term debt                                34,817              21,830
Redeemable preferred stock /(2)/               7,437               6,761
Total stockholders' (deficit) equity         (18,047)            (19,926)              9,061             7,868             6,179

/(1)/ The Company's fiscal year ends on the Saturday nearest to August 31, and is divided into four thirteen-week periods.

/(2)/ In July 1995, the Company effected the Recapitalization, in connection with which the Company: (i) issued $6.75 million in aggregate value of Summit Notes; (ii) issued $2.5 million in aggregate principal amount of Management Notes; (iii) issued $6.65 million in stated value of Redeemable Preferred Stock; and (iv) borrowed $13.5 million under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
/(3)/ Represents bonuses paid to certain executive officers to facilitate their purchase of stock prior to the Recapitalization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
/(4)/ Represents net income less the accretion in value of the Redeemable
      Preferred Stock during the period.
/(5)/ Prior to the Recapitalization, the Company elected to be taxed as a Subchapter S corporation for federal income tax purposes. Supplemental pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporation income taxes for each period presented. Supplemental pro forma net income and weighted average shares also assume, at the beginning of the respective periods, the Company had sold, at an offering price of $12.00 per share, shares of Common Stock sufficient to fund the Recapitalization in 1995 and repay indebtedness incurred in 1996 to finance the acquisition of St. Louis Ostomy and Patient-Care.
/(6)/ "Inventory turnover" means the cost of goods sold for the period divided by the average inventory balance for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Overview
     The Company operates in an environment impacted by cost containment efforts and consolidation of health care companies. This environment has led to the Company's strategic decision to price its products competitively and offer volume based pricing programs to its customers. As a result, while the Company's gross profit increased from $8.2 million in fiscal 1991 to $ 17.2 million for fiscal 1996, the Company's gross profit as a percentage of net sales ("gross margin") decreased from 25.1% in fiscal 1991 to 23.7% in fiscal 1996. The Company has sought to mitigate the decline in gross margins through:
(i) the negotiation of volume discounts, rebates, promotional allowances and other favorable terms with suppliers; (ii) the application of the Company's MIS capabilities to enhance its inventory management; and (iii) regular evaluation of alternate suppliers to ensure it receives competitive pricing and quality products. While the Company believes that cost containment efforts and consolidation of health care companies will continue to exert downward pressure on the Company's gross margins, it also believes that the utilization of the foregoing programs will mitigate the effects of these pressures such that the Company will not experience any further significant decreases in its gross margins from their current levels. Notwithstanding this belief, there can be no assurance that the Company will be able to maintain or increase its gross margins.

     The Company has successfully implemented a business strategy which has enabled it to increase operating income as a percentage of net sales from 7.9% in fiscal 1991 to 9.5% in fiscal 1996 through decreasing operating expenses as a percentage of net sales. Suburban's operating expenses decreased as a percentage of net sales from 16.4% in fiscal 1991 to 13.4% in fiscal 1996, although such expenses have increased in total dollar amount due to the support required for higher sales volume over this period. The principle components of the Company's strategy to improve its operating income margin include leveraging its existing operating infrastructure over a larger base of sales and the establishment of the Company's budget and expense programs designed to control expense levels. The Company has historically offered management incentives for the achievement of cost reduction goals and intends to continue to offer such incentives, as well as invest additional funds in its MIS infrastructure. Based on the fact that approximately 20% of the linear storage space as well as greater utilization for higher stocking levels in the Company's regional distribution centers is not currently utilized, the Company believes that it can increase sales significantly without the need to make material investments in additional distribution facilities.

Results of Operations

     The following table sets forth for the periods indicated information derived from the consolidated statements of income of the Company expressed as a percentage of net sales. The Company's past operating results are not necessarily indicative of future operating results.

                                                              Percentage of Net Sales
                                                                    Year Ended
                                            ----------------------------------------------------------
                                             August 31,    September 2,   September 3,     August 28,
                                                1996           1995           1994            1993
                                            -----------    -----------    ------------    ------------
Net Sales..............................        100.0%         100.0%         100.0%           100.0%
Cost of goods sold.....................         76.3           75.7           75.2             75.6
                                            -----------    -----------    ------------    ------------
Gross profit...........................         23.7           24.3           24.8             24.4
Operating expenses.....................         13.4           14.7           16.1             16.4
Depreciation and amortization..........          0.8            0.5            0.6              0.6
Non-recurring compensation expense.....           __             __            4.7              4.9
                                            -----------    -----------    ------------    ------------
Operating income.......................          9.5            9.1            3.1              2.5
Interest expense.......................          3.7            0.7             __               __
Other (income) expense, net............         (0.2)          (0.2)          (0.2)            (0.4)
                                            -----------    -----------    ------------    ------------
Pre-tax (pro-forma)....................          6.0            8.6            3.6              2.9
Net income (pro-forma).................          3.4            5.2            2.2              1.7

Years Ended August 31, 1996 (52 weeks) and September 2, 1995 (52 weeks)

     Net Sales increased by $19.9 million, or 37.8%, to $72.6 for the year ended August 31, 1996 from $52.7 million for the year ended September 2, 1995. The number of customer orders filled increased 39.3% to approximately 429,000 orders for the year ended August 31, 1996 from approximately 308,000 for the year ended September 2, 1995. Of the $19.9 million increase in net sales, 56% was attributable to the acquisition of St. Louis Ostomy, 17% was attributable to the acquisition of Patient-Care, and approximately 27% was attributable to a 10% growth rate in net sales to existing customers for the year ended August 31, 1996. Same store growth in net sales was primarily attributable to increases in sales to national home health care chains and managed care organizations. The average order size decreased to $173 for the year ended August 31, 1996 from $175 for the same period ended September 2, 1995, primarily as a result of the lower order size of sales made to customers of St. Louis Ostomy.

     Gross profit increased by $4.4 million, or 34.4%, to $17.2 million for the year ended August 31, 1996 from $12.8 million for the year ended September 2, 1995 while gross margin decreased to 23.7% from 24.3% over the same period. The decrease in gross margin was primarily attributable to competitive pricing of products sold by the Company to maintain or increase market share, particularly with respect to volume based pricing offered by the Company and the acquisitions of St. Louis Ostomy and Patient-Care.

     Operating expenses increased by $1.9, or 24.4% to $9.7 million for the year ended August 31, 1996 from $7.8 million for the year ended September 2, 1995, and as a percentage of net sales, decreased to 13.4% from 14.7 % during 1995. The increase in operating expenses was due to the support required for higher sales volume and the cost associated with the operations of St. Louis Ostomy. The decrease in operating expenses as a percentage of net sales was primarily attributable to the leveraging of the Company's operating infrastructure over a larger base of sales and the effect of Company's established budget and expense programs.

     Depreciation and amortization expense increased by $296,000 or 111.3% to $562,000 for the year ended August 31, 1996 from $266,000 for the year ended September 2, 1995 due to the amortization of goodwill associated with the acquisitions of St. Louis Ostomy and Patient-Care.

     Operating income increased by $2.1 million, or 43.8%, to $6.9 million for the year ended August 31, 1996 from $4.8 for the year ended September 2, 1995. Operating income increased as a percentage of net sales to 9.5% for the year ended August 31, 1996 from 9.1% for the year ended September 2, 1995. The increase in operating income as a percentage of net sales was primarily attributable to increased sales and the Company's ability to leverage existing operating structure for additional sales volume.

     Interest expense increased by $2.3 million, or 621.6%, to $2.7 million for the year ended August 31, 1996 from $370,000 for the year ended September 2, 1995. Interest expense increased as a percentage of net sales to 3.7% for the year ended August 31, 1996 from 0.7% for the year ended September 2, 1995. This increase in interest expense as a percentage of net sales was primarily due to borrowings to fund in part the Recapitalization, and the acquisitions of St. Louis Ostomy and Patient-Care.

     Income taxes increased by $1.6 million to $1.9 million, or 44.4% of pre-tax income, for the year ended August 31, 1996 from $358,000, or 7.9% of pre-tax income, for the year ended September 2, 1995. Prior to July 3, 1995, the Company operated as a Subchapter S Corporation and was not subject to federal income taxes. If the Company had not elected Subchapter S corporation status prior to the Recapitalization, the Company's proforma income tax expense would have been $1.8 million for fiscal 1995.

Years Ended September 2, 1995 (52 weeks) and September 3, 1994 (53 weeks)

     Net sales increased by $5.4 million, or 11.3%, to $52.7 million in fiscal 1995 from $47.3 million in fiscal 1994. The number of customer orders filled increased 11.6% to approximately 308,000 orders in fiscal 1995 from approximately 276,000 orders in fiscal 1994. The net sales growth in fiscal 1995 was primarily attributable to increased sales to independent home health care suppliers pursuant to volume based pricing programs and increased penetration of national home health care chains. The average order size remained constant in fiscal 1994 and fiscal 1995 at approximately $176, due to a larger volume of small dollar amount orders under the Stockless Inventory Program in fiscal 1995 which offset the effect of price increases and inflation.

     Gross profit increased by $1.1 million, or 9.2%, to $12.8 million in fiscal 1995 from $11.7 million in fiscal 1994, while gross margin decreased to 24.3% from 24.8% in fiscal 1994. The decrease in gross margin was primarily attributable to competitive pricing of products sold by the Company to maintain or increase market share, particularly with respect to volume based pricing programs offered by the Company.

     Operating expenses increased by $125,000, or 1.6%, to $7.8 million in 1995 from $7.6 million in fiscal 1994, and as a percentage of net sales, decreased to 14.7% from 16.1% for the same period. The decrease in operating expenses as a percentage of net sales was primarily attributable to the reduction in compensation levels related to the Recapitalization.

     There was no non-recurring compensation expense in fiscal 1995, as compared to non-recurring compensation expense of $2.2 million in fiscal 1994 representing 4.7% of net sales in fiscal 1994.

     Operating income increased by $3.2 million, or 202.7%, to $4.8 million for fiscal 1995 from $1.6 million for fiscal 1994. The increase in operating income was primarily attributable to the absence of bonus payments of $2.2 million in fiscal 1995 and is also attributable to increased sales and decreased operating expenses as a percentage of net sales, offset by declining gross margins. Excluding the effect of the non-recurring compensation, operating income would have increased to $4.8 million in fiscal 1995 from $3.8 million in fiscal 1994, representing 9.1% of net sales in fiscal 1995 and 8.1% of the net sales in fiscal 1994.

     Interest expense for fiscal 1995 was $370,000 due to the incurrence of debt under the Management Notes, the Summit Notes and the Credit Facility in connection with the Recapitalization, including $188,000 of interest under the Management Notes and Summit Notes and $176,000 of interest under the Credit Facility.

     Income taxes increased by $270,000 to $358,000 in fiscal 1995 from $88,000 in fiscal 1994, representing 7.9% of pre-tax income in fiscal 1995. Prior to July 3, 1995, the Company operated as a Subchapter S corporation and accordingly was not responsible for federal and certain state income taxes. If the Company had not elected Subchapter S corporation status for this period, the Company's pro forma income tax expense would have been $684,000 and $1.8 million for fiscal 1994 and fiscal 1995, respectively.

Years Ended September 3, 1994 (53 weeks) and August 28, 1993 (52 weeks)

     Net sales increased by $4.6 million, or 10.7%, to $47.3 million in fiscal 1994 from $42.7 million in fiscal 1993. The number of customer orders filled increased by approximately 29,000, or 11.7%, to approximately 276,000 orders in fiscal 1994 from approximately 247,000 orders in fiscal 1993. The net sales growth in fiscal 1994 was primarily attributable to increased penetration of national home health care chains and to increased sales to home medical equipment dealers pursuant to volume based pricing programs.

     Gross profit increased by $1.3 million, or 12.3%, to $11.7 million in fiscal 1994 from $10.4 million in fiscal 1993, while gross profit increased to 24.8% from 24.4% over the same period. The increase in gross profit was primarily attributable to selective forward buying of product by the Company, effective price management, especially with respect to products sold by the Company in broken case orders, and more favorable pricing that became available from suppliers pursuant to volume based incentives.

     Operating expenses increased $636,000, or 9.1%, to $7.6 million in fiscal 1994 from $7.0 million in fiscal 1993, and as a percentage of net sales decreased to 16.1% from 16.4% for the same period. The increase in expenses was primarily attributable to additional personnel hired to support the increased level of sales.

     The Company incurred a non-recurring compensation expense of $2.2 million in fiscal 1994 and $2.1 million in fiscal 1993.

     Operating income increased by $512,000, or 48.0%, to $1.6 million for fiscal 1994 from $1.1 million for fiscal 1993. Operating income as a percentage of net sales increased to 3.3% for fiscal 1994 from 2.5% for fiscal 1993. The increase in operating income was primarily attributable to the increased sales and gross margins offset by increased operating expenses as a percentage of net sales.

     Income taxes increased to $88,000 in fiscal 1994 from $69,000 in fiscal 1993. During both periods the Company operated as a Subchapter S corporation and accordingly was not responsible for federal and certain state income taxes. If the Company had not elected Subchapter S corporation status for these periods, the Company's pro-forma income tax expense for fiscal 1994 and fiscal 1993 would have been $684,000 and $490,000, respectively.

Liquidity and Capital Resources

     Borrowing capacity under the Company's Credit Facility (the "Credit Facility) is $30.0 million, and borrowings bear interest at either its lender's Base Rate or LIBOR plus an applicable margin, depending on the Company's earnings. The outstanding borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including a pledge of all of the capital stock of its subsidiaries. The Credit Facility contains covenants which require the Company to maintain certain financial ratios and impose certain limitations and prohibitions on the Company with respect to: (i) incurring additional indebtedness; (ii) the creation of security interests on the assets of the Company; and (iii) the payment of cash dividends on the Common Stock. At August 31, 1996, the Company was in compliance with such covenants. The terms of the Credit Facility provide for reductions in the amount available for borrowing thereunder at six month intervals until such time as availability reaches $17.75 million at June 30, 2000, the maturity date of the Credit Facility. Borrowings outstanding under the Credit Facility were $12.6 million at September 2, 1995 as compared to $24.4 million at August 31, 1996.

     The proceeds of the Company's recent public offering were used to repay in full all outstanding indebtedness of the Company, including borrowings under the Credit Facility, retirement of subordinated notes issued to certain stockholders and executive officers of the Company and redemption of the Company's then outstanding Redeemable Preferred Stock. As a result, after giving effect to the offering and the application of the net proceeds therefrom, the Company has no long-term indebtedness, other than amounts which the Company may borrow and reborrow under the Credit Facility to fund working capital and future acquisitions.

     The Company made capital expenditures totaling $315,000, $293,000 and $136,000 in fiscal 1996, 1995, and 1994, respectively. The Company expects to make total capital expenditures of $450,000 in fiscal 1997, primarily to expand its MIS capabilities. Such amounts may be increased due to acquisitions and other expenditures required to expand the Company's operations.

     Other expenses of the Company include the cost of carrying inventory. During the Company's last five fiscal years, the Company had negligible inventory write-offs. Companies which Suburban may acquire may have product lines or operating assets which are not readily salable, which may lead to increased inventory write-offs in the future. At August 31, 1996, the Company maintained an investment in inventory of approximately $6.9 million. The Company's inventory turnover was approximately 10.5 times in fiscal 1996 as compared to 11.8 times in fiscal 1995 and 9.8 times in fiscal 1994.

     With the offering on October 10, 1996, the Company's long-term liquidity needs consist of working capital and capital required to fund future acquisitions. The Company believes that the net proceeds from its recent public offering, together with funds generated from its operations and borrowings available under the Credit Facility, will be sufficient to fund its operations and possible acquisitions through fiscal 1997. In the event the Company requires additional funds for such purposes, it intends to raise such funds through future equity or debt financing.

Impact of Inflation

     The Company does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                         INDEX TO FINANCIAL STATEMENTS


SUBURBAN OSTOMY SUPPLY CO., INC.                                          Page
  Report of Independent Public Accountants                                  19
  Consolidated Balance Sheets at August 31, 1996 and September 2, 1995 20 Consolidated Statements of Income for the Years Ended August 31,
     1996, September 2, 1995 and September 3, 1994                          21
  Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended August 31, 1996, September 2, 1995 and
     September 3, 1994                                                      22
  Consolidated Statements of Cash Flows for the Years Ended August 31,
     1996, September 2, 1995 and September 3, 1994                          23
  Notes to Consolidated Financial Statements                                24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Suburban Ostomy Supply Co., Inc.:

We have audited the accompanying consolidated balance sheets of Suburban Ostomy Supply Co., Inc. (a Massachusetts corporation) and subsidiaries as of August 31, 1996 and September 2, 1995, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for the years ended August 31, 1996, September 2, 1995 and September 3, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suburban Ostomy Supply Co., Inc., and subsidiaries as of August 31, 1996 and September 2, 1995 and the results of their operations and their cash flows for the years ended August 31, 1996, September 2, 1995, and September 3, 1994, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts
October 21, 1996

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                           CONSOLIDATED BALANCE SHEET

                                          August 31, 1996   September 2, 1995
                                        -------------------------------------
               ASSETS

Current Assets
  Cash and cash equivalents                    $1,994,731          $3,970,113
  Accounts receivable, net of
     allowance for doubtful
     accounts of $415,963 in 1996
     and $25,000 in 1995                        8,624,795           4,766,991
  Merchandise inventory                         6,917,753           3,659,499
  Prepaid expenses and other                      666,719             153,145
  Deferred income taxes                           474,378              50,750
                                               ----------          ----------
     Total current assets                      18,678,376          12,600,498

Fixed assets, at cost:
  Equipment and fixtures                        1,825,363           1,270,335
  Leasehold improvements                          211,351             206,918
                                               ----------          ----------
                                                2,036,714           1,477,253
  Less-Accumulated depreciation                  (923,228)           (739,630)
                                               ----------          ----------
     Total fixed assets, net                    1,113,486             737,623
  Other Assets:
     Goodwill                                  13,039,243                  --
     Other assets                                 298,451             494,189
                                               ----------          ----------

     Total other assets                        13,337,694             494,189

                                              -----------          ----------
     Total assets                             $33,129,556         $13,832,310
                                              ===========          ==========


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Current maturities of long-term debt        $   581,990         $        --
  Accounts payable and accrued expenses         6,958,270           3,302,710
  Accrued compensation and
     related items                                755,224             370,791
  Accrued common stock dividends payable               --             900,000
  Accrued interest                                380,846             329,235
  Income taxes payable                            175,028             230,448
                                               ----------          ----------
     Total current liabilities                  8,851,358           5,133,184
                                               ----------          ----------
Long-term Liabilities:
  Long-term debt, less current maturities      24,455,192          12,580,000
  Subordinated debt to related parties          6,750,000           6,750,000
  Notes payable to officers                     2,500,000           2,500,000
  St. Louis Note payable, less
     current portion                            1,111,500                  --
  Deferred income taxes                            71,322              34,719
                                               ----------          ----------
     Total long-term liabilities               34,888,014          21,864,719
                                               ----------          ----------

Redeemable Preferred Stock:
  $.01 par value, $100 redemption value
     plus 10% cumulative return--
     Authorized - 1,000,000 shares, Issued
     and outstanding--66,500 shares             7,436,913           6,760,833

Stockholders' Deficit:
  Common Stock, no par value
     Authorized-40,000,000 shares
     Issued and outstanding-6,223,250
     shares in 1996 and 6,200,000 shares
     in 1995                                      161,607             142,857
  Accumulated deficit                         (18,208,336)        (20,069,283)

                                               ----------          ----------
     Total stockholders' deficit              (18,046,729)        (19,926,426)

                                               ----------          ----------
     Total liabilities and stockholders'
      deficit                                 $33,129,556         $13,832,310
                                               ==========          ==========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                Year Ended       Year Ended       Year Ended
                                 August 31,      September 2,     September 3,
                                   1996             1995             1994

Net Sales                        $72,558,006      $52,667,379      $47,310,992

Cost of Goods Sold                55,397,825       39,872,671       35,598,531
                                 -----------      -----------      -----------

   Gross Profit                   17,160,181       12,794,708       11,712,461

Operating Expenses                 9,689,480        7,752,234        7,627,408

Depreciation and Amortization        561,705          265,771          269,990

Non-recurring Executive
Compensation                              --               --        2,236,857
                                 -----------      -----------      -----------

   Operating income                6,908,996        4,776,703        1,578,206

Interest Expense                   2,652,640          369,575               --

Other Income, Net                   (126,345)        (144,582)        (131,662)
                                 -----------      -----------      -----------

   Income before income taxes      4,382,701        4,551,710        1,709,868

Provision for Income Taxes         1,944,454          357,422           88,128
                                 -----------      -----------      -----------

   Net income                      2,438,247        4,194,288        1,621,740

Accretion of Preferred Stock         676,080          110,833               --
                                 -----------      -----------      -----------

   Net income applicable to
   common stockholders            $1,762,167       $4,083,455       $1,621,740
                                 ===========      ===========      ===========

Supplemental Pro Forma
(unaudited) (Note 2):

   Net income                     $3,999,871       $2,954,576
                                 ===========      ===========

   Net income per share                 $.37             $.32
                                       =====            =====

   Weighted average common
   shares outstanding             10,784,969        9,334,213
                                 ===========      ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                   Shares of                                              Retained           Total
                                    Common             Common         Additional          Earnings        Stockholders'
                                   Stock, No          Stock, No        Paid-in          (Accumulated         Equity
                                   Par Value          Par Value        Capital            Deficit)          (Deficit)
                                   --------           ---------        -------          ------------      ------------
Balance, August 28, 1993               22,000         $1,203,000        $  21,772        $6,642,974         $7,867,746
    Shares retired                     (2,000)              (300)              --        (1,199,700)        (1,200,000)
    Shares issued under Stock
      Option Plan                       2,000          1,200,000               --                --          1,200,000
    Dividends on common stock
      ($21 per share)                      --                 --               --          (428,129)          (428,129)
    Net income                             --                 --               --         1,621,740          1,621,740
                                   -----------       ------------     ------------      ------------       ------------
Balance, September 3, 1994             22,000          2,402,700           21,772         6,636,885          9,061,357
    Shares retired                     (2,000)              (300)              --        (1,199,700)        (1,200,000)
    Dividends on common stock
      ($110 per share)                     --                 --               --        (2,199,929)        (2,199,929)
    Capital contribution                   --                 --               --           300,000            300,000
    Redemption of 19,880
      shares of common stock          (19,880)        (2,359,543)         (21,772)      (27,689,994)       (30,071,309)
    Effect of stock splits          1,859,880                 --               --                --                 --
    Issuance of 4,340,000 shares
      of common stock               4,340,000            100,000               --                --            100,000
    Accretion of preferred stock           --                 --               --          (110,833)          (110,833)
    Net income                             --                 --               --         4,194,288          4,194,288
                                   -----------       ------------     ------------      ------------       ------------
Balance, September 2, 1995          6,200,000            142,857               --       (20,069,283)       (19,926,426)
    Shares issued under Stock
      Option Plan                      23,250             18,750               --                --             18,750
    Capital contribution                   --                 --               --            98,780             98,780
    Accretion of preferred stock           --                 --               --          (676,080)          (676,080)
    Net income                             --                 --               --         2,438,247          2,438,247
                                   -----------       ------------     ------------      ------------       ------------
Balance, August 31, 1996            6,223,250           $161,607        $      --      $(18,208,336)      $(18,046,729)
                                   ===========       ============     ============      ============       ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year            Year           Year
                                                        Ended           Ended          Ended
                                                      August 31,     September 2,   September 3,
                                                        1996            1995           1994
                                                     ------------   -------------  -------------

Cash Flows from Operating Activities:
    Net Income                                        $2,438,247     $4,194,288     $1,621,740
    Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization                    561,705        265,771        269,990
        Provision for bad debt losses                    439,370         21,384         49,802
        Net (gain) loss on sale of fixed assets          (13,515)        34,056         50,959
        Deferred income tax benefit, net                (273,813)       (16,031)            --
        Change in assets and liabilities net of
          effects from purchase of St. Louis
          Ostomy and Patient-Care
            Accounts receivable                         (656,874)      (544,565)      (925,941)
            Merchandise inventory                     (1,207,031)      (577,452)     1,082,488
            Prepaid expenses and other                  (281,911)        12,017        (86,226)
            Accounts payable and accrued
             expenses                                    367,539        667,903       (593,334)
                                                    ------------    -----------    -----------
                Net cash provided by operating
                activities                             1,373,717      4,057,371      1,469,478
                                                    ------------    -----------    -----------
Cash Flows from Investing Activities:
    Purchase of fixed assets                            (314,998)      (293,421)      (135,828)
    Proceeds from sale of fixed assets                   243,323          9,563          3,484
    Cash paid for purchase of St. Louis Ostomy,
      net of cash acquired                           (10,709,366)            --             --
    Cash paid for purchase of Patient-Care, net of
      cash acquired                                   (3,403,350)            --             --
    Decrease (increase) in other assets                  285,624        (53,760)       (35,671)
                                                    ------------    -----------    -----------
              Net cash used in investing
              activities                             (13,898,767)      (337,618)      (168,015)
                                                    ------------    -----------    -----------
Cash Flows from Financing Activities:
    Net decrease in notes receivable from officers       129,520             --         21,706
    Capital contribution from shareholders                98,780        300,000             --
    Issuance of common stock                              18,750        100,000      1,200,000
    Issuance of preferred stock                               --      6,650,000             --
    Dividends paid to stockholders                            --     (1,299,929)      (428,129)
    Repurchase and retirement of common stock                 --    (28,200,000)    (1,200,000)
    Capitalization of financing costs                         --       (192,209)            --
    Expenses of recapitalization                              --       (571,309)            --
    Proceeds from issuance of long-term bank
      debt                                            16,466,685     13,580,000             --
    Principal repayments of long-term bank debt       (6,164,067)    (1,000,000)            --

    Proceeds from issuance of subordinated debt               --      6,750,000             --
                                                    ------------    -----------    -----------
                Net cash provided by (used in)
                financing activities                  10,549,668     (3,883,447)      (406,423)
                                                    ------------    -----------    -----------
Net (Decrease) Increase in Cash and Cash
  Equivalents                                         (1,975,382)      (163,694)       895,040
Cash and Cash Equivalents, beginning of year           3,970,113      4,133,807      3,238,767
                                                    ------------    -----------    -----------
Cash and Cash Equivalents, end of year                $1,994,731     $3,970,113     $4,133,807
                                                    ============    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996


(1)  ORGANIZATION AND RECAPITALIZATION

     Suburban Ostomy Supply Co., Inc. (the Company) is a leading national direct marketing wholesaler of home health care products. The Company's principal location is in Holliston, Massachusetts, with additional distribution centers in Atlanta, Georgia; Rancho Cucamonga, California; Dallas, Texas; and South Bend, Indiana. The Company has a subsidiary operation in Santa Fe Springs, California (see Note 3).

     On July 3, 1995, the Company completed a series of transactions to effect a recapitalization of the Company (the Recapitalization). The terms and provisions of the Recapitalization are set forth in the Stock Purchase and Redemption Agreement dated July 3, 1995 (the Stock Purchase and Redemption Agreement).

     The Company sold for $100,000 cash 4,340,000 shares of its common stock to Summit Ventures III, L.P., Summit Investors II, L.P., Summit Subordinated Debt Fund, L.P. (collectively, Summit) and The Bear Stearns Companies, Inc.
     (BSC), and borrowed $6.75 million in exchange for subordinated debt (the Summit Notes). The terms of this debt are discussed in Note 4 to the consolidated financial statements.

     The Company also issued to Summit and BSC 66,500 shares of Series A Redeemable Preferred Stock, $.01 par value, for $6.65 million (the Redeemable Preferred Stock). The occurrence of a liquidity event (as defined in the Stock Purchase and Redemption Agreement) would require 100% redemption of the outstanding stock at the redemption price. Annually, the Company accretes the value of the Redeemable Preferred Stock by charging retained earnings/accumulated deficit until the Redeemable Preferred Stock reaches its redemption value. Using a portion of the Common Stock public offering net proceeds (see Note 12), the Company redeemed in full the Redeemable Preferred Stock for an amount equal to the Redemption Price subsequent to year-end.

     The Company entered into a $16,000,000 credit agreement (the Credit Facility) with The First National Bank of Boston (the Bank), of which $13,500,000 was drawn down to facilitate the stock repurchase discussed below. The terms of the Credit Facility are further discussed in Note 4 to the consolidated financial statements.

     The proceeds of the above transactions were used by the Company to repurchase 19,800 shares or 70% of the then outstanding shares of Common Stock from certain stockholders for a total purchase price of $29,500,000. An amount of $27,000,000 million was paid in cash and $2,500,000 in notes were issued to stockholders (the Management Notes). The Management Notes carry a 12% annual rate of interest which is payable quarterly in arrears. Principal repayment is due on June 30, 2000, and mandatory prepayment of the Management Notes is required upon the occurrence of a liquidity event. The Management notes were fully repaid subsequent to year-end using a portion of the Common Stock public offering net proceeds (see Note 12).

     The Company incurred approximately $571,000 in professional fees related to the above stock repurchase transactions, which have been reflected as a reduction of retained earnings. Of these professional fees,

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(1)  ORGANIZATION AND RECAPITALIZATION (CONTINUED)

     $450,000 was paid to BSC, $250,000 of which was paid in cash and $200,000 of which was paid in the form of 112,668 shares of Common Stock and 1,974.04 shares of Redeemable Preferred Stock.

     Subsequent to the above transactions, the Company effected a 100-for-1 Common Stock split. In April 1996, the Company further effected a 50-for-1 Common Stock split. On June 21, 1996, the Company further effected a 3.1-to-1 Common Stock split. For periods subsequent to the Recapitalization all references to common shares in the consolidated financial statements, including these accompanying notes, retroactively reflects these splits.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year

     The Company's fiscal year ends on the Saturday nearest to August 31. The year ending September 3, 1994 contains 53 weeks and the years ending August 31, 1996 and September 2, 1995 contain 52 weeks.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, notes payable and debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Certain of the Company's debt bears interest at a variable market rate, and thus has a carrying amount that approximates fair value. The remainder of the debt carries a fixed rate of interest which also approximates fair value based on rates available to the Company for debt with similar terms and maturities.

     Accounting for Stock-Based Compensation

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
     123). SFAS 123 requires that an entity account for employee stock compensation under a fair value-based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(2)  SUMMARY OF SIGNIFIGANT ACCOUNTING POLICIES (CON'T)

     Accounting for Stock-Based Compensation (Continued)

     value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective for fiscal years beginning after December 15, 1995, entities electing to remain with accounting under APB 25 are required to make pro forma disclosures of net income and net income per share as if the fair value-based method of accounting under SFAS 123 had been applied. The Company will continue to account for employee stock-based compensation under APB 25 and will make the pro forma disclosures required under SFAS 123.

     Merchandise Inventory

     Inventory is stated at the lower of cost or market and is accounted for using the weighted moving-average cost method, which approximates the first-in, first-out (FIFO) method.

     Fixed Assets

     The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, as follows:

          Equipment, computers and fixtures    5-7 years       Straight-line
          Leasehold improvements               4-5 years       Straight line

     Repairs and maintenance costs are expensed as incurred.

     Long-Lived Assets

     During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets (SFAS 121). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

     Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in the purchase of St. Louis Ostomy Distributors, Inc. (St. Louis Ostomy) and Patient-Care Medical Sales (Patient-Care) (see
     Note 3). Goodwill is being amortized on a straight-line basis over an
     estimated useful life not exceeding 25 years.   Accumulated amortization at
     August 31, 1996 was $277,000. The carrying value of goodwill is evaluated whenever events or changes in circumstances indicate that the current useful life has diminished. If undiscounted cash flows over the remaining amortization period indicate that goodwill may not be recoverable, the carrying value of goodwill will be reduced.

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash and Cash Equivalents

     For the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Other Assets

     Other assets include an intangible asset for an agreement not to compete, which was being amortized on a straight-line basis over the 82-month agreement life, which expired in January 1996. Accumulated amortization as of August 31, 1996 and September 2, 1995, amounted to approximately $256,000 and $238,000 respectively. The asset was fully amortized as of August 31, 1996.

     Income Taxes

     Effective July 3, 1995, the Company's tax status changed from a Subchapter S corporation to a C corporation, and accordingly, it is subject to federal and state income taxes. The Company accounts for taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which is an asset and liability method. Under the asset and liability method, deferred taxes are established for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax laws and rates.

     Common Stock Equivalents

     The Common Stock equivalents used to calculate supplemental pro forma net income per share represent, in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options and warrants using the treasury-stock method. Additionally, stock, options and warrants issued within one year prior to the filing of the Registration Statement (see Note 12) are considered issued and outstanding for the periods presented using the treasury stock method.

     Supplemental Pro Forma Net Income Per Share

     Prior to the Recapitalization on July 3, 1995, the Company elected to be taxed as a Subchapter S corporation, and accordingly, was not subject to federal income taxes and certain state income tax jurisdictions. Further, the Company repaid borrowings under the Credit Facility, the Summit Notes, the Management Notes, the St. Louis Note and related accrued interest thereon with a portion of the net proceeds from the public offering of Common Stock subsequent to year-end.

     Supplemental pro forma net income per share for the years ended August 31, 1996 and September 2, 1995 and have been calculated (1) as if the Company had been subject to federal and state income taxes for 1995 and (2) as if, at the beginning of the respective periods, the Company had sold, at an offering price of $12.00 per share, shares of Common Stock sufficient to fund the July 3, 1995 Recapitalization and repay indebtedness incurred in 1996 to finance the acquisitions of St. Louis Ostomy and Patient-Care.

     The weighted average number of shares is the actual weighted average number of shares of Common Stock or equivalents thereof outstanding effected for the Recapitalization as if it had occurred September 4, 1994, plus (1) for the year ended September 2, 1995, the additional shares of Common Stock sufficient to fund the

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Supplemental Pro Forma Net Income Per Share (Continued)

     Recapitalization (2,450,000) and (2) for the year ended August 31, 1996 the 3,900,000 shares of Common Stock that were sold subsequent to year-end (see
     Note 12).

     Supplemental pro forma net income per share has been calculated as follows (in thousands):


                                                Year               Year
                                               Ended              Ended
                                          August 31, 1996   September 2, 1995
    Historical income before taxes                $ 4,383             $ 4,552
    Provision for income taxes                     (1,944)             (1,821)
          Reversal of interest charges
           and amortization of deferred
           financing costs relating to
           debt treated as being
           repaid, net of tax                       1,561                 224
                                                  -------                 ---
     Supplemental pro forma net income            $ 4,000             $ 2,955
                                                  -------             -------

     Supplemental pro forma net income per
      share                                       $   .37             $   .32
                                                  -------             -------

     Supplemental pro forma
      weighted average shares                      10,785               9,334
      outstanding                                  ======             =======



     Supplemental pro forma net income per share for fiscal 1994 has not been presented as it is not meaningful due to the Company's Subchapter S Corporation status and the Recapitalization on July 3, 1995.

     Stock Splits

     The Company effected a 100-for-1 Common Stock split in July 1995. In April 1996, the Company further effected a 50-for-1 Common Stock split. On June 21, 1996 the Company further effected a 3.1-for-1 Common Stock split. All references to common shares in the consolidated financial statements, including these accompanying notes, retroactively reflects these splits for periods subsequent to the Recapitalization.

     Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation.

(3)  ACQUISITIONS

     On January 22, 1996, the Company acquired all of the outstanding common stock of St. Louis Ostomy, a Missouri corporation, for an aggregate purchase price, including expenses, of approximately $12,364,000,

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(3)  ACQUISITIONS (CON'T)

     of which $1,235,000 was paid through the issuance of a subordinated promissory note (see Note 4). On June 14, 1996, the Company acquired all of the outstanding common stock of Patient-Care, a California corporation, for an aggregate purchase price, including expenses, of approximately $4,200,000, of which $375,000 is payable on the first anniversary of the closing, subject to set off (Patient-Care Deferred Payment) (see Note 4). The acquisitions were accounted for as purchases and, accordingly, the results of operations of St. Louis Ostomy and Patient-Care are included in the consolidated financial statements from January 22, 1996 and June 14, 1996, respectively. The purchase prices were allocated to the net assets acquired and identified based on their respective estimated fair values, which resulted in approximately $10,888,000 and $2,435,000 of goodwill for St. Louis Ostomy and Patient-Care, respectively (see Note 2). The acquisitions were financed using bank debt (see Note 4). On an unaudited pro forma basis, assuming St. Louis Ostomy and Patient-Care had been acquired at September 3, 1995, the Company's net sales and net income would have been approximately $94,500,000 and $2,300,000, respectively. Had the acquisitions occurred on September 4, 1994, the Company's unaudited pro forma net sales and net income would have been approximately $88,000,000 and $4,400,000, respectively.

(4)    DEBT

     Debt consisted of the following at August 31, 1996 and September 2, 1995


                                                                          1996           1995
Secured loans, payable to The First National Bank of
    Boston (the Bank), interest rates at August 31, 1996
    ranging from 7.40% to 8.75%                                       $ 24,427,597   $ 12,580,000

Summit Notes due June 30, 2000, interest payable quarterly
    at 12%                                                               6,750,000    $ 6,750,000

Management Notes due June 30, 2000, interest payable
    quarterly at 12%                                                     2,500,000      2,500,000

St. Louis Note                                                           1,235,000            --

Patient-Care Deferred Payment                                              375,000            --

Equipment capital leases                                                   111,085            --
                                                                      ------------   ------------
                                                                      $ 35,398,682   $ 21,830,000
Less: Current Maturities                                                   581,990            --
                                                                      ------------   ------------
                                                                      $ 34,816,692   $ 21,830,000
                                                                      ============   ============

     On July 3, 1995, the Company entered into the Credit Facility with the Bank for $16,000,000. Of the $13,580,000 initial drawdown by the Company, $13,500,000 was used to repurchase certain outstanding Common Stock in connection with the Recapitalization (discussed in Note 1), and $80,000 represents the Bank's facility fee. During 1996, the Credit Facility was increased by $9,000,000 and $5,000,000 to facilitate the Company's acquisitions of St. Louis Ostomy and Patient-Care, respectively (See Note 3.)

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996
(4)  DEBT (CON'T)

     In connection with the Credit Facility amendment, the Company provided the Bank with warrants to purchase 86,180 shares of the Company's Common Stock at $.81 per share (the Bank Warrant). The Bank Warrant may also be converted into that number of shares of Common Stock determined by multiplying the number of shares subject to the Bank Warrant (for which the conversion right is being exercised) by a fraction, the numerator of which is the difference between the market price of one share of Common Stock and the per share exercise price of the Bank Warrant, and the denominator of which is the market price of one share of Common Stock. For purpose of the Bank Warrant, the market price of one share of Common Stock of the Company shall be determined either according to the trading price of the Common Stock during the ten days preceding the exercise of the warrant, or, if the Common Stock does not trade on a national securities exchange and is not quoted on the NASDAQ National Market, by agreement between the Company and the Bank. Should the Company prepay the outstanding borrowings and terminate the related Credit Facility, the Bank may request that the Company redeem the warrants from the Bank for $90,000. The warrants expire in January 2006. The difference between the $1.61 fair value per share of Common Stock at the grant date and the exercise price has been treated as a debt discount. The amount of approximately $69,000 is being amortized using the effective interest method during the term of the Credit Facility. The outstanding borrowings are secured by substantially all of the assets of the Company. Advances made under the Credit Facility bear interest at either the Bank's base rate (8.25% at August 31, 1996) plus 1/2%, or the LIBOR rate (5.56% at August 31, 1996) plus an applicable margin. The applicable margin for the LIBOR advances ranges from 2.0% to 2.5% based on the amount of the borrowings relative to the Company's eligible accounts receivable and inventory (as defined in the Credit Facility). Interest is payable monthly in arrears. The average daily unused line bears a commitment fee of .375% per annum payable quarterly. The total commitment may be irrevocably reduced by the Company at any time in an amount equal to $250,000 or an integral multiple of $100,000 in excess thereof. If not accelerated by option of the Company, the commitment reduces in approximate six-month intervals to $17,750,000 until the June 30, 2000 maturity date.

     Subsequent to year-end, the Credit Facility was fully paid down using a portion of the proceeds from the public offering (see Note 12). The Credit Facility was not terminated by the Company.

     On July 3, 1995, the Company issued at face value, the Summit Notes. The proceeds were used to fund the Recapitalization, as discussed in Note 1. Also in connection with the Recapitalization, the Company issued the Management Notes for the repurchase of a portion of their outstanding stock. Both the Summit Notes and the Management Notes bear interest at 12% per annum, and were fully paid down subsequent to year end (see Note 12).

     In connection with the acquisition of St. Louis Ostomy (see Note 3), the Company issued the St. Louis Note. The St. Louis Note bears interest at 10% per annum and requires annual principal payments of approximately $123,500 in each of January 1997 and 1998 and approximately $329,400 in each of January 1999, 2000 and 2001. The St. Louis Note was fully paid down subsequent to year end (see Note 12).

     A portion of the Patient-Care acquisition purchase price (see Note 3) is deferred until June 1997. The deferred payment bears interest at 8% per annum.

     The Company is required to comply with a number of affirmative and negative covenants under the Credit Facility. Among other things, the Company is required to satisfy certain financial test and ratios (including debt service coverage, minimum net income and leverage ratio). As of August 31, 1996, the Company is in full compliance with all debt covenants.

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996
(5)  INCOME TAXES

     Effective July 3, 1995, the Company's tax status changed from a Subchapter S Corporation to a C Corporation, and accordingly, it is subject to federal and state income taxes. Deferred tax assets and liabilities were not material at the conversion date. The Company accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is an asset and liability method.

     The provision (benefit) for income taxes for the years ended August 31, 1996, September 2, 1995 and September 3, 1994 consisted of the following:

                                                         1996        1995       1994
                                                      ----------   ---------  -------
U.S. Federal-
         Current                                      $1,510,550    $88,242     $  --
         Deferred                                        (99,015)   (12,083)       --
State-
         Current                                         584,320    285,211    88,128
         Deferred                                        (51,401)    (3,948)       --
                                                      ----------   ---------  -------
                                                      $1,944,454   $357,422   $88,128
                                                      ==========   =========  =======





     Under SFAS No. 109, net current deferred tax assets or liabilities and net long-term deferred tax assets or liabilities are reported separately in the Company's balance sheets. The Company had a Subchapter S Corporation status in fiscal 1994 and, accordingly, did not have any deferred taxes recorded as of September 3, 1994.

     The effect of temporary differences which give rise to a significant portion of deferred taxes are as follows at August 31, 1996 and September 2, 1995:

                                                                         1996       1995
                                                                       --------   --------
Deferred tax assets
  Reserves and accruals not yet deductible for tax purposes            $407,721   $ 10,150
  Inventory basis differences                                            61,506     40,600
  Other                                                                  13,410          -
                                                                       --------   --------
       Total deferred tax assets                                        482,637     50,750
                                                                       --------   --------
Deferred tax liabilities-
  Property basis differences                                            (79,581)   (32,188)
  Other                                                                       -     (2,531)
                                                                       --------   --------
     Total deferred tax liabilities                                     (79,581)   (34,719)
                                                                       --------   --------
     Net deferred tax assets                                           $403,056   $ 16,031
                                                                       ========   ========

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(5)  INCOME TAXES (CON'T)

     During fiscal 1994, the Company was operating as a Subchapter S Corporation and was not subject to federal income taxes. The provision for income taxes in the accompanying statement of operations represents certain state tangible and net worth taxes. A reconciliation of tax on income at the federal statutory rate to the recorded income tax provision for fiscal 1996 and 1995 is presented below:

                                                               1996          1995
                                                            ----------   -----------
     Tax provision at statutory rate                        $1,490,118   $ 1,547,581
     State tax provision, net of federal taxes                 351,726       304,054
     Subchapter S Corporation earnings not subject to
        federal and state income taxes                               -    (1,599,209)
     Subchapter S Corporation related taxes                          -       168,334
     Book expenses not deductible for tax purposes             107,685             -
     Other                                                      (5,075)      (63,338)
                                                            ----------   -----------
            Recorded income tax provision                   $1,944,454   $   357,422
                                                            ==========   ===========

(6)  RETIREMENT PLAN

     The Company has adopted a qualified, noncontributory defined contribution retirement plan which covers all employees who have completed one year of service and who have reached age 21. Employees qualify for benefits upon reaching the age of 62, however, an employee cannot receive benefits from the defined contribution retirement plan until actual retirement. Vesting begins at 20% after two years of employment and is increased by 20% each subsequent year until full vesting occurs. Retirement plan contributions are made at the discretion of the Company and for fiscal 1996, 1995 and 1994 were approximately $191,000, $176,000 and $217,000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company occupies four warehouse facilities and a corporate office building (which includes a warehouse) under operating leases expiring at various dates through 2006. Two of the warehouses and the Company's corporate office and warehouse facility in Holliston, Massachusetts, are leased from related parties (see Note 10).

     Certain of the Company's leased premises are subject to renewal options at their fair rental values at the time of renewal. Rent expense for fiscal 1996, 1995 and 1994, under all operating leases, including certain motor vehicle and equipment leases, amounted to approximately $810,000, $702,000 and $636,000 (net of sublease income of approximately $11,000, $42,000 and $47,000), respectively.

     At August 31, 1996, approximate future minimum lease payments, net of sublease income, for the next five years and thereafter under noncancelable operating leases, including $598,000 in each year from 1997 through 2001 and $2,684,780 thereafter, to related parties, are as follows:

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(7)  COMMITMENTS AND CONTINGENCIES (CON'T)

                   Fiscal Year     Amount

                      1997        $1,014,218
                      1998           880,724
                      1999           770,536
                      2000           763,542
                      2001           682,077
                   Thereafter      2,684,780
                                  ----------
                                  $6,795,877
                                  ==========

     Employment Contracts

     In connection with the Recapitalization (discussed in Note 1), on July 3, 1995, the Company entered into employment and noncompetition agreements (the Employment Agreements) with five executive officers. The Employment Agreements provide for an employment term through July 1, 2000, after which the term will be automatically renewed on an annual basis unless written notice to the contrary is given at least 90 days in advance by either party. The Employment Agreements provide for an aggregate initial annual base salary of $690,000, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses. Should employment be terminated by the Company for any reason other than cause (as defined in the Employment Agreements) the officer shall be entitled to receive all salary and bonus earned through the termination date plus an additional 12 months of salary.

(8)  STOCK TRANSACTIONS.

     On July 3, 1995, the Recapitalization of the Company was completed. These transactions are described in Note 1. In connection with the Recapitalization, the Company effected a 100-for-1 Common Stock split. In April 1996, the Company further effected a 50-for-1 Common Stock Split. On June 21, 1996, the Company further effected a 3.1-for-1 Common Stock split. All references to the number of common shares and per share amounts in the consolidated financial statements, including these accompanying notes have been retroactively restated to reflect the split for periods subsequent to the Recapitalization.

     In August 1993, the Company adopted an employee stock option plan for three key employees and granted options to purchase 4,000 shares of Common Stock at the estimated fair market value on the date of grant. These options were to expire 15 years from the date of grant and were exercisable immediately. In 1993, 2,000 options were exercised, and the remaining 2,000 options were exercised in 1994. To facilitate the exercise of these options, the Company made bonus payments to the executives in the amounts of approximately $2,237,000 and $2,111,000 in 1994 and 1993, respectively. In connection with the Recapitalization, this stock option plan was terminated.

     The Company redeemed 2,000 shares held by certain officers of the Company on both September 6, 1993 and September 26, 1994 at their estimated fair market value.

     On July 3, 1995, in connection with the Recapitalization, the Company adopted an incentive stock option plan (the Stock Option Plan) under which 688,820 shares of Common Stock have been authorized. In July

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(8)  STOCK TRANSACTIONS (CON'T)

     1995, the Company granted options to certain officers to purchase a total of 620,000 shares of Common Stock. In October 1995, the Company granted to certain employees options to purchase 29,450 shares of Common Stock. The exercise price of the options granted in July 1995 is $0.81 per share, and the exercise price of the options granted in October 1995 is $1.61 per share which, in both instances, is not less than estimated fair market value on the grant date. The options vest over seven years at rates set forth in the Stock Option Plan agreement and are exercisable for a 10-year period. A summary of option activity is presented below:

                                              Shares       Exercise Price
         Options granted                         620,000            $0.81
         Outstanding at September 2, 1995        620,000             0.81
              Granted                             29,450             1.61
              Exercised                          (23,250)            0.81
                                                 -------            -----
         Outstanding, August 31, 1996            626,200            $0.84
                                                 =======            =====
         Options exercisable, August 31, 1996    126,377            $0.84
                                                 =======            =====
         Shares available for future grants       39,370
                                                  ======

     On July 3, 1995, certain stockholders of the Company made a $300,000 capital contribution pursuant to the Recapitalization, which was used to pay a one time bonus to an executive officer of the Company. Payment of the bonus was made in 1995 and is included in the operating expenses in the accompanying statement of operations.

     In 1995, the Company declared dividends in the amount of approximately $2,200,000. In 1996, certain stockholders contributed approximately $99,000 of this dividend back to the Company. These transactions are reflected in the accompanying consolidated statements of changes in stockholders' equity (deficit).

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(9)  SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash payments for interest and income taxes and certain noncash transactions were as follows for the years indicated:

                                           Year         Year           Year
                                          Ended        Ended          Ended
                                        August 31,  September 2,   September 3,
                                           1996         1995           1994
          Interest                      $2,601,029    $   51,494         $     -
          Income taxes                   2,147,140       149,792          73,328
          Issuance of subordinated
           note to acquire net assets
           of St. Louis Ostomy           1,235,000             -               -
          Issuance of subordinated
           note to acquire net assets
           of Patient-Care                 375,000             -               -
          1995 unpaid dividends
           contributed by
           stockholders back to the
           Company in 1996                  98,780             -               -
          Issuance of 12% note
           payable on June 30, 2000
           for the repurchase of
           common stock                          -     2,500,000               -
          Issuance of 200 shares of
           preferred stock for
           certain Recapitalization
           fees                                  -       200,000               -
          Accretion of preferred stock     676,080       110,833               -
          Transfer of cash surrender
           value of life insurance to
           officers                              -       309,966               -
          Exchange of notes payable
           by officers for cash
           surrender value of life
           insurance                            --       234,739              --

(10) OTHER RELATED PARTY TRANSACTIONS

The stockholders of the Company and, in certain cases, two of its officers, participate in three partnerships with which the Company has entered into certain transactions. The Company leases warehouse facilities in Holliston, Massachusetts; Atlanta, Georgia; and South Bend, Indiana, from related parties under 15 and 10 year leases expiring in fiscal 2006, 2006 and 2003, respectively. Rent expense under these leases amounted to approximately $598,000, $591,000 and $571,000 for 1996, 1995 and 1994, respectively. In the opinion of the Company, the rent paid to related parties is not materially different than the amounts which would be paid to third parties for comparable space. In July 1995, the Company was released from the guarantee of repayment of a mortgage loan on the Atlanta facility.

In December 1995, the Company sold an automobile with a net book value of $2,000 to one of the executives for $20,000.

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

(11) LIFE INSURANCE ON KEY EXECUTIVES

     On June 30, 1995, $5,000,000 of life insurance for two key executives which had previously been carried by the Company was transferred back to the executives. In the event of either individual's death, the proceeds of this insurance were to be used to repurchase the individual's stock in the Company at book value. In return for the transfer of the insurance, the executives exchanged certain notes payable to them from the Company and issued notes payable of $129,520 in the amount of the difference between the old notes payable and the cash surrender value of the insurance plus prepaid insurance premiums at the date of transfer. At September 2, 1995, the entire $129,520 is due from the executives and is included in accounts receivable in the accompanying balance sheet. These notes were paid in full during the year ended August 31, 1996.

     In order to comply with certain debt covenants, the Company acquired term life insurance policies in the amount of $1,000,000 each on the two key executives. In the event of either individual's death, the proceeds of this insurance must be used to pay down outstanding principal under the terms of the Credit Facility Agreement.

(12) SUBSEQUENT EVENTS

     On October 9, 1996, the Company filed a registration statement with the Securities and Exchange Commission. On October 10, 1996, the Company sold 3,900,000 shares or 38.5% of its common stock through a public offering. The Company received net proceeds of $43,524,000, after underwriting discounts and commissions of $3,276,000. On October 21, 1996, an additional 292,500 shares were sold yielding proceeds of $3,264,300, net of $245,700 in underwriting discounts and commissions.

     With the proceeds of the Company's initial public offering, which was consummated on October 15, 1996, the Company retired an aggregate of $2,500,000 in subordinated promissory notes issued to executive officers. In addition, the Company used proceeds of its initial pubic offering (i) to redeem from its Redeemable Preferred Stock for approximately $7.5 million
     (ii) to retire approximately $6,750,000 in subordinated promissory notes issued to Summit and (iii) to repay the St. Louis Note ($1,235,000).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.



     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Special Meeting in lieu of Annual Meeting of Stockholders to be held in February 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, REPORTS ON FORM 8-K.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


 To Suburban Ostomy Supply Co., Inc.:

 We have audited in accordance with generally accepted auditing standards the consolidated financial statements as of August 31, 1996, September 2, 1995 and September 3, 1994 and for the years then ended, included in Suburban Ostomy Supply Co., Inc.'s Form 10-K and have issued our report thereon dated October 21, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP


 Boston, Massachusetts
 October 21, 1996

               Suburban Ostomy Supply Co., Inc. and Subsidaries

                Schedule II - Valuation and Qualifying Accounts
          For the Period From August 28, 1993 through August 31, 1996


                                          Balance at  Charged to             Deductions   Balance at
                                          Beginning   Costs and              Write-offs      End
                                          of Period    Expenses   Other (1)  of Bad Debt  of Period
                                          ---------   ---------   ---------  -----------  ----------
Year ended September 3, 1994
   Accounts Receivable                     $     --    $ 49,802    $     --   $   24,802   $  25,000
                                          =========   =========   =========  ===========  ==========
Year ended September 2, 1995
   Accounts Receivable                     $ 25,000    $ 21,384    $     --   $   21,384   $  25,000
                                          =========   =========   =========  ===========  ==========
Year ended August 31, 1996
   Accounts Receivable                     $ 25,000    $439,370    $180,239   $  228,646   $ 415,963
                                          =========   =========   =========  ===========  ==========

(1) Represents $104,942 accounts receivable allowance of St. Louis Ostomy acquired on January 22, 1996 and $75,297 accounts receivable allowance of Patient-Care acquired on June 14, 1996.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements listed in the index to financial statements on page 18 of this report.

     2.  Exhibits

         *3.1    Restated Articles of Organization, as amended of the Company.
         *3.2    Amended and Restated Bylaws of the Company
         *10.1   Suburban Ostomy Supply Co., Inc. Stock Option Plan
         *10.2   Stock Option Agreement with Herbert Grey, dated July 3, 1995
         *10.3   Stock Option Agreement with Donald Benovitz, dated July 3, 1995
         *10.4   Stock Option Agreement with Stephen N. Aschettino, dated July
                 3, 1995
         *10.5   Stock Option Agreement with John Manos, dated July 3, 1995
         *10.6   Employment Agreement with Herbert Gray, dated July 3, 1995
         *10.7   Employment Agreement Donald Benovitz, dated July 3, 1995
         *10.8   Employment Agreement with Stephen N. Aschettino, dated July
                 3, 1995
         *10.9   Employment Agreement with Patrick Bohan, dated July 3, 1995
         *10.10  Employment Agreement with John Manos, dated July 3, 1995
         *10.11  $1,000,000 12% Non-Negotiable Subordinated Promissory Note of
                 the Company issued to Melvin Aronson, dated July 3, 1995
         *10.12  $1,000,000 12% Non-Negotiable Subordinated Promissory Note of
                 the Company issued to Melvin Aronson, dated July 3, 1995
         *10.13  $375,000 12% Non-Negotiable Subordinated Promissory Note of
                 the Company issued to Donald Benovitz, dated July 3, 1995
         *10.14  $62,500 12% Non-Negotiable Subordinated Promissory Note of
                 the Company issued to Stephen N. Aschettino, dated July 3,
                 1995
         *10.15  $62,50012% Non-Negotiable Subordinated Promissory Note of the
                 Company issued to Patrick Bohan, dated July 3, 1995
         *10.16  Credit Agreement between the Company and The First National
                 Bank of Boston, dated July 3, 1995.
         *10.17  First Amendment to Credit Agreement among the Company, the
                 Bank and St. Louis Ostomy, dated January 22, 1966.
         *10.18  Second Amendment to Credit Agreement among the Company, the
                 Bank and St. Louis Ostomy, dated June 14, 1996
         *10.19  Proposed terms and conditions of Amended Credit Facility from the Bank
         *10.20  Warrant to purchase shares of Common Stock issued to the
                 Bank, dated January 22, 1996
         *10.21  Stock Purchase Agreement relating to the Purchase of St.
                 Louis Ostomy by the Company dated January 22, 1996
         *10.22  Non-Competition Agreement between the Company and Michael J.
                 Quinn, dated January 22, 1996
         *10.23  $1,235,000 10% Subordinated Promissory Note of the Company
                 issued to Michael J. Quinn, dated January 22, 1996
         *10.24  Employment Letter Agreement between the Company and Michael
                 J. Quinn, dated January 22, 1996
         *10.25  Stock Purchase Agreement relating to the Purchase of
                 Patient-Care by the Company, dated June 14, 1996
         *10.26  Escrow Agreement among the Company and the Stockholders of
                 Patient-Care, dated June 14, 1996'
         *10.27  Non-Competition Agreement by Nate Spunt for the benefit of the Company and Patient-Care, dated June 14, 1996
         *10.28  Employment Agreement between Patient-Care and John Somers, dated June 14, 1996

         *10.29 UPS Ground Incentive Program Contract Carrier Agreement between the Company and Patient-Care, dated June 14, 1996
         *10.30 Letter Agreement between the Company and UPS, dated August 23, 1995
         *10.31 UPS Consignee Billing Contract Courier Agreement between the Company and UPS, dated September 23, 1995

     * Incorporated by reference to the exhibits to the Registration Statement No. 333-6621 on Form S-1 filed by the Company with the Securities and Exchange Commission



    (b)   Reports on Form 8-K
            The Company did not file any report on Form 8-K during the last quarter covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 1996
                       By:    /s/ HERBERT P. GRAY
                          -------------------------------------------
                              Herbert P. Gray
                              Chief Executive Officer and Director

November 25, 1996
                       By:    /s/ DONALD H. BENOVITZ
                          -------------------------------------------
                              Donald H. Benovitz
                              President and Director

November 25, 1996
                       By:    /s/ STEPHEN N. ASCHETTINO
                          -------------------------------------------
                              Stephen N. Aschettino
                              Vice President, Chief Financial Officer
                              and Treasurer
                              (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

November 25, 1996
                       By:    /s/ MARTIN J. MANNION
                          -------------------------------------------
                              Martin J. Mannion
                              Director

November 25, 1996
                       By:    /s/ JOSEPH F. TRUSTEY
                          -------------------------------------------
                              Joseph F. Trustey
                              Director