Form 10-Q
period 1996-11-30
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-01-13
CIK 1016872

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

                            ----------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996.


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        SUBURBAN OSTOMY SUPPLY CO., INC.
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                         5047                    04-2675674
(State or other jurisdiction of    (Primary Standard Industrial    (I.R.S. Employer
incorporation or organization)     Classification Code Number)     Identification No.)

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.      Yes                  No X

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any ammendment to this Form 10-K. [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date. As of December 31, 1996, 10,415,750 shares of the Registrants Common Stock, no par were outstanding.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS


                                          NOVEMBER 30, 1996   AUGUST 31, 1996
                                        -------------------------------------
              ASSETS                        (unaudited)          (audited)
Current Assets
  Cash and cash equivalents                   $  7,113,532      $  1,994,731
  Accounts receivable, less allowances
    of $427,000 at 11/30/96 and $415,963
    at 8/31/96                                   7,783,987         8,624,795
  Merchandise inventory                          7,184,128         6,917,753
  Prepaid expenses and other current assets        496,833           666,719
  Deferred income taxes                            474,378           474,378

                                              ------------      ------------
    Total current assets                        23,052,858        18,678,376

  Total fixed assets, net                        1,048,187         1,113,486
  Goodwill                                      12,904,657        13,039,243
  Other long-term assets                           249,268           298,451
                                              ------------      ------------
    Total assets                              $ 37,254,970      $ 33,129,556
                                              ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)

Current Liabilities:
  Current maturities of long-term debt        $    451,305      $    581,990
  Accounts payable and accrued expenses          7,296,353         7,713,494
  Accrued interest                                  14,146           380,846
  Income taxes payable                             569,409           175,028
                                              ------------      ------------
    Total current liabilities                    8,331,213         8,851,358
                                              ------------      ------------
Long-term Liabilities:
  Long-term debt, less current
    maturities                                      13,040        24,455,192
  Subordinated debt to related parties                  --         6,750,000
  Notes payable to officers                             --         2,500,000
  St. Louis Note payable, less current
    portion                                             --         1,111,500
Deferred income taxes                               71,322            71,322
                                              ------------      ------------
    Total long-term liabilities                     84,362        34,888,014
                                              ------------      ------------
Redeemable Preferred Stock:
  $.01 par value, $100 redemption value plus
    10% cumulative return--Authorized -
    1,000,000 shares, Issued and outstanding
    --0 shares at 11/30/96 and 66,500
    shares at 8/31/96                                   --         7,436,913

Stockholders' Equity (Deficit:)
  Common Stock, no par value
    Authorized-40,000,000 shares
    Issued and outstanding-10,415,750 and
    6,223,250 shares                            46,177,321           161,607
Accumulated deficit                            (17,337,926)      (18,208,336)
                                              ------------      ------------
    Total stockholders' equity (deficit)        28,839,395       (18,046,729)

    Total liabilities and stockholders'       ------------      ------------
      equity (deficit)                        $ 37,254,970      $ 33,129,556
                                              ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                          THREE MONTHS            THREE MONTHS
                                              ENDED                   ENDED
                                           NOVEMBER 30,             DECEMBER 2,
                                              1996                    1995
Net sales                                   $21,962,844            $13,531,052

Cost of goods sold                           16,844,477             10,195,725
                                           ------------            -----------

    Gross margin                              5,118,367              3,335,327

Operating expenses                            2,797,105              1,637,146

Depreciation and amortization                   213,041                 54,739

                                           ------------            -----------
    Operating income                          2,108,221              1,643,442

Interest income                                  73,729                 52,017

Interest expense                                414,852                517,482

Other expense                                    26,444                 64,663
                                           ------------            -----------

    Income before income taxes                1,740,654              1,113,314

Provision for income taxes                      769,431                455,482
                                           ------------            -----------

    Net income                                  971,223                657,832

Accretion of Preferred Stock                    100,813                166,250

    Net income applicable to common        ------------           ------------
    stockholders                            $   870,410            $   491,582
                                           ============           ============

Supplemental Pro Forma
                                           ------------           ------------
    Net income                              $ 1,231,468            $   973,736
                                           ============           ============
                                                  -----                  -----
    Net income per share                           $.11                   $.09
                                                  =====                  =====

    Weighted average common shares         ------------           ------------
    outstanding                              10,919,296             10,784,978
                                           ============           ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   THREE MONTHS         THREE MONTHS
                                                       ENDED               ENDED
                                                   NOVEMBER 30,         DECEMBER 2,
                                                       1996                1995
                                                   -----------          -----------
 Cash flows used by operating activities:
     Net income                                    $   971,223          $   657,832
     Adjustments to reconcile net income
     to cash from (used by) operating
     activities:
         Depreciation and amortization                 213,041               54,739
         Net loss (gain) on sale of fixed assets           340              (22,174)
     Change in assets and liabilities, net of
         effects from acquisition of St. Louis
         Ostomy
              Accounts receivable                      840,808             (447,216)
              Merchandise inventory                   (266,375)            (898,455)
              Prepaid expenses and other               169,886              (33,337)
              Accounts payable and accrued
                  expenses                            (389,460)             255,319
                                                   -----------          -----------
 Net cash from (used by) operating activities        1,539,463             (433,292)
                                                   -----------          -----------

 Cash flows from investing activities:
     Purchase of fixed assets                          (13,496)              13,282
     Decrease in other assets                           49,183              270,292
                                                   -----------          -----------
Net cash from investing activities                      35,687              283,574
                                                   -----------          -----------

Cash flows from (used by) financing activities:
     Issuance of common stock, net of
       issuance costs                               46,015,714                6,250
     Retirement of preferred stock                  (7,537,726)                  --
     Repayments of long-term bank debt, net        (24,449,337)          (2,005,000)
Repayments of subordinated debt                    (10,485,000)                  --
                                                   -----------          -----------
Net cash from (used by) financing activities         3,543,651           (1,998,750)
                                                   -----------          -----------

Net increase (decrease) in cash and cash
     equivalents                                     5,118,801           (2,148,468)

Cash and cash equivalents, beginning of period       1,994,731            3,970,113
                                                   -----------          -----------

Cash and cash equivalents, end of period          $  7,113,532          $ 1,821,645
                                                   ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      SUBURBAN OSTOMY SUPPLY COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 30, 1997 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements, notes and other information included in the Company's latest Form 10-K.

(2)  PUBLIC OFFERING

     On October 10, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended. The Registration Statement related to the public offering of 3,900,000 shares of Common Stock. On October 10, 1996 the Company entered into an Underwriting Agreement with Dean Witter Reynolds Inc. (Underwriter) to purchase from the Company the shares of Common Stock at the public offering price of $12.00 per share, less an underwriting discount of $.84 per share. On October 15, 1996, the Company received net proceeds of the public offering in the amount of $43,524,000 exclusive of approximately $773,000 in expenses incurred in connection with the offering. On October 21, 1996, the Underwriter elected to purchase an additional 292,500 shares, for which the Company received net proceeds of $3,264,300. The sales of common stock increased the outstanding number of shares to 10,415,750. Of the total $46,015,714 net proceeds, $42,472,063 was used to pay down certain of the Company's indebtedness and preferred stock.


(3)  SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

     As discussed in Note 2, the Company repaid borrowings under the Credit Facility, the Summit Notes, the Management Notes, the St. Louis Note and related accrued interest thereon with a portion of the net proceeds from the public offering of Common Stock.

     Supplemental pro forma net income per share for the three months periods ended November 30, 1996 and December 2, 1995 have been calculated, as of as if September 3, 1995, the Company had sold the 3,900,000 shares of Common Stock sufficient to fund the July 3, 1995 Recapitalization and repay indebtedness incurred to finance the acquisitions of St. Louis Ostomy and Patient-Care.

     The weighted average number of shares is the actual weighted average number of shares of Common Stock or equivalents thereof outstanding plus the 3,900,000 shares of Common Stock that were sold in connection with the public offering, assuming issuance occurred on September 3, 1995.

                      SUBURBAN OSTOMY SUPPLY COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996

(2)  SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE (CONTINUED)

     Supplemental pro forma net income per share has been calculated as follows (in thousands):


                                             THREE MONTHS       THREE MONTHS
                                                ENDED               ENDED
                                          NOVEMBER 30, 1996   DECEMBER 2, 1995
Historical income before taxes                      $ 1,741            $ 1,113
Provision for income taxes                             (769)              (455)
Reversal of interest charges
    and amortization of deferred
    financing costs relating to
    debt treated as being
    repaid, net of tax                                  259                316
                                                    -------            -------
Supplemental pro forma net income                   $ 1,231            $   974
                                                    =======            =======

Supplemental pro forma net income per
    share                                           $   .11            $   .09
                                                    =======            =======

Supplemental pro forma weighted
    average shares  outstanding                      10,919             10,785
                                                    =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Three months ended November 30, 1996 (13 weeks) versus three months ended December 2, 1995 (13 weeks)

          Net sales increased by $8.5 million, or 63%, to $22.0 million for the quarter ended November 30, 1996 from $13.5 million for the prior year period. The number of customer orders filled increased 55% to approximately 125,500 orders for the quarter ended November 30, 1996 versus approximately 80,500 for the prior year period. Same store growth in net sales was approximately 11% and was primarily attributable to increased volume from national home health care chains and managed care organizations. The average order size increased to $180 for the quarter ended November 30, 1996 versus $173 for the same period ended December 2, 1995.

          Gross margin increased by $1.8 million, or 54%, to $5.1 million for the quarter ended November 30, 1996 from $3.3 million for the prior year period. Gross margin decreased to 23% versus 25% over the same period. The decrease in gross margin was primarily attributable to competitive pricing of products sold by the Company to maintain or increase market share, particularly with respect to volume based pricing incentives and the acquisitions of St. Louis Ostomy and Patient-Care.

           Operating expenses increased by $1.2 million, or 75%, to $2.8 million for the quarter ended November 30, 1996 versus $1.6 million for the prior year period, and as a percentage of net sales, increased to 13% versus 12% for the prior year period. The increase in operating expenses was due to the support required for higher sales volume. The increase in operating expenses as a percentage of net sales was primarily attributable to increased costs of a change in shipping policy.

          Depreciation and amortization expense increased by $158,000, or 287%, to $213,000 for the quarter ended November 30, 1996 versus $55,000 for the prior year period due to the amortization of goodwill associated with the acquisitions of St. Louis Ostomy and Patient-Care.

          Operating income increased by $0.5 million, or 28%, to $2.1 million for the quarter ended November 30, 1996 versus $1.6 million for the prior year period. Operating income decreased as a percentage of net sales to 10% for the quarter ended November 30, 1996 from 12% for the prior year period. The decrease in operating income as a percentage of net sales was primarily attributable to decreased gross margin and the amortization of St. Louis Ostomy's and Patient-Care's goodwill.

          Interest expense decreased by $102,000, or 20%, to $415,000 for the quarter ended November 30, 1996 versus $517,000 for the prior year period. Interest expense decreased as a percentage of net sales to 2% for the quarter ended November 30, 1996 versus 4% for the prior year period. This decrease in interest expense as a percentage of net sales was primarily due to the repayment of all long-term debt with the net proceeds of the public offering in October 1996.

          Provision for income taxes was $769,000, an effective tax rate of 44% of pre-tax income, for the quarter ended November 30, 1996 versus $455,000, or an effective tax rate of 41%, for the quarter ended December 2, 1995, primarily due to non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

          Until its recent public offering, the Company financed its operations primarily through cash flow from operations and from bank borrowings secured by Company assets. In October, 1996 the Company completed an initial public offering of shares of its common stock. Pursuant to the offering the Company sold 4,192,500 shares of its common stock, raising proceeds of approximately $46,000,000 net of approximately $773,000 in offering costs. The Company used $42,472,000 of the proceeds to pay down virtually all of its long term debt and redeem all of the Company's preferred stock. The remaining proceeds, along with cash from operations, is currently being invested in short-term investments.

The above contains forward-looking statements that are subject to risks and uncertainties inherent in the company's business. The company's actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those set forth in documents filed with the Securities and Exchange Commission including the prospectus dated October 9, 1996, related to the company's recently completed initial public offering, and the recently filed Form 10-K.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

LEGAL MATTERS

        The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect on its financial condition or results of operations.

        The Company has filed suit in St. Louis, Missouri against former employees of St. Louis Ostomy Distributors ("St. Louis Ostomy"), a wholly-owned subsidiary of the Company, alleging misappropriation of St. Louis Ostomy's proprietary and confidential information. The Company is seeking equitable relief and damages. Discovery has recently begun in the litigation and, thus, no evaluation of the likely outcome of such litigation can be made at this time.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION

INITIAL PUBLIC OFFERING

        In October, 1996 the Company completed an initial public offering of shares of its common stock. Pursuant to the offering, the Company issued and sold 4,192,500 shares of its common stock raising proceeds of approximately $46,000,000 net of approximately $773,000 in offering costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES


     Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





January 13, 1997                  By: /s/ HERBERT P. GRAY
                                      -----------------------------------------
                                          Herbert P. Gray
                                          Chief Executive Officer and Director




January 13, 1997                  By: /s/ DONALD H. BENOVITZ
                                      ----------------------------------------
                                          Donald H. Benovitz
                                          President and Director



January 13, 1997                  By: /s/ STEPHEN N. ASCHETTINO
                                      -----------------------------------------
                                          Stephen N. Aschettino
                                          Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




January 13, 1997                  By: /s/ MARTIN J. MANNION
                                      -----------------------------------------
                                          Martin J. Mannion
                                          Director



January 13, 1997                  By: /s/ JOSEPH F. TRUSTEY
                                      -----------------------------------------
                                          Joseph F. Trustey
                                          Director