Form 10-K405/A
period 1996-08-31
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-01-28
CIK 1016872

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ----------------


                                  FORM 10-K/A

                               ----------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     The aggregate market value of shares held by non-affiliates of the registrant as of November 22, 1996 was $58,755,920. 10,415,750 shares of the Common Stock of Suburban Ostomy Supply Co. Inc., no par value, were outstanding on November 22, 1996.