Form 10-Q
period 1997-03-01
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-04-15
CIK 1016872

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 1997.


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


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.      Yes [ ]          No [X]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date. As of March 1, 1997 there were 10,417,135 shares of the Registrant's Common Stock outstanding.

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                          MARCH 1, 1997   AUGUST 31, 1996
                                        ---------------------------------
                 ASSETS                    (unaudited)
    Current Assets
      Cash and cash equivalents                $  7,177          $  1,995
      Accounts receivable, less allowances
        of $479 and $416                          8,146             8,625
      Merchandise inventory                       7,804             6,918
      Prepaid expenses and other
        current assets                              389               667
      Deferred income taxes                         348               474
                                               --------          --------
         Total current assets                    23,864            18,679


      Fixed assets, net                             990             1,113
      Goodwill                                   12,909            13,039
      Other long-term assets                        316               298
                                               --------          --------
          Total assets                         $ 38,079          $ 33,129
                                               ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)

    Current Liabilities:
      Current maturities of long-term debt     $    431          $    582
      Accounts payable and accrued expenses       6,925             7,713
      Accrued interest                               --               381
      Income taxes payable                          474               175
                                               --------          --------
     Total current liabilities                    7,830             8,851
                                               --------          --------

    Long-term Liabilities:
      Long-term debt, less current maturities        11            24,455
      Subordinated debt to related parties           --             6,750
      Notes payable to officers                      --             2,500
      St. Louis Note payable, less
         current portion                             --             1,112
      Deferred income taxes                          71                71
                                               --------          --------
      Total long-term liabilities                    82            34,888
                                               --------          --------
    Redeemable Preferred Stock:
      $.01 par value, $100
         redemption value plus 10%
         cumulative
         return--Authorized -
         1,000,000 shares, Issued
         and outstanding--0 shares
         at 03/01/97 and 66,500
         shares at 8/31/96                           --             7,437

    Stockholders' Equity (Deficit:)
      Common Stock, no par value
         Authorized - 40,000,000
         shares; issued and
         outstanding - 10,416,350
         and 6,223,250 shares                    46,180               162
         Accumulated deficit                    (16,013)          (18,209)
                                               --------          --------
        Total stockholders' equity (deficit)     30,167           (18,047)

        Total liabilities and
         stockholders' equity (deficit)        $ 38,079          $ 33,129
                                               ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                          ---------------------------  -----------------------------
                                          MARCH 1,1997  MARCH 2, 1996  MARCH 1, 1997   MARCH 2, 1996

Net sales                                      $22,806        $16,457        $44,769        $29,988
Cost of goods sold                              17,353         12,589         34,197         22,785
                                               -------        -------        -------        -------
    Gross margin                                 5,453          3,868         10,572          7,203
Operating expenses                               2,910          1,977          5,707          3,614
Depreciation and amortization                      219             92            432            147
    Operating income                             2,324          1,799          4,433          3,442
Interest income                                    112             40            185             92
Interest expense                                    10            603            425          1,120
Other expense                                       73             50            100            115
    Income before income taxes                   2,353          1,186          4,093          2,299
Provision for income taxes                       1,028            496          1,797            951
    Net income                                   1,325            690          2,296          1,348
Accretion of Preferred Stock                        --            167            101            333
    Net income applicable to common            -------        -------        -------        -------
      stockholders                             $ 1,325        $   523        $ 2,195        $ 1,015
                                               =======        =======        =======        =======
Supplemental Pro Forma                         -------        -------        -------        -------
    Net income                                 $ 1,325        $ 1,057        $ 2,556        $ 2,031
                                               =======        =======        =======        =======
                                                  ----           ----           ----           ----
    Net income per share                          $.12           $.10           $.23           $.19
                                                  ====           ====           ====           ====
    Weighted average common shares             -------        -------        -------        -------
      outstanding                               11,079         10,785         10,999         10,785
                                               =======        =======        =======        =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (unaudited)

                                                    SIX MONTHS ENDED          SIX MONTHS ENDED
                                                      MARCH 1, 1997             MARCH 2, 1996
                                                    ----------------          ----------------
CASH FLOWS USED BY OPERATING ACTIVITIES:
       Net income                                        $  2,296                  $  1,348
       Adjustments to reconcile net income to cash
       from (used by) operating activities:
           Depreciation and amortization                      432                       147
           Net loss (gain) on sale of fixed assets              4                       134
       Change in assets and liabilities, net
             of effects from acquisition of
             St. Louis Ostomy in 1996
               Accounts receivable                            479                      (890)
               Merchandise inventory                         (886)                     (941)
               Prepaid expenses and other                     278                       (36)
               Deferred income taxes                          126                        --
               Accounts payable and accrued
                   expenses                                  (870)                      303
               Other Assets                                    --                       314
                                                         --------                  --------
Net cash from (used by) operating activities                1,859                      (969)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                               (39)                      (60)
       Purchase of St. Louis Ostomy                            --                   (10,709)
       Other assets and Goodwill                             (162)                       --
                                                         --------                  --------
Net cash from investing activities                           (201)                  (10,769)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
       Issuance of common stock, net of
           issuance costs                                  46,018                         6
       Retirement of preferred stock                       (7,537)                       --
       Repayments of long-term bank debt, net             (24,472)                    7,850
       Repayments of subordinated debt                    (10,485)                       --
       Capital contribution                                    --                        98
                                                         --------                  --------
Net cash from (used by) financing activities                3,524                     7,954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,182                    (2,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,995                     3,970
                                                         --------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  7,177                  $  1,534
                                                         --------                  --------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      SUBURBAN OSTOMY SUPPLY COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the six months ended March 1, 1997 are not necessarily indicative of the results that may be expected for the year ending August 30, 1997 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements, notes and other information included in the Company's latest Form 10-K.

(2)  SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

     Supplemental pro forma net income per share for the three and six month periods ended March 1, 1997 and March 2, 1996 have been calculated, as if as of September 3, 1995, the Company had sold the 3.9 million shares of Common Stock sufficient to fund the July 3, 1995 Recapitalization and repay indebtedness incurred to finance two acquisitions.

     The weighted average number of shares is the actual weighted average number of shares of Common Stock or equivalents thereof outstanding plus the 3.9 million shares of Common Stock that were sold in connection with the public offering, assuming issuance occurred on September 3, 1995. For the period subsequent to October 15, 1996, weighted average shares reflect actual weighted average shares computed consistent with the treasury stock method.


                                                         (in 000's, except per share amounts)

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                ------------------                ----------------
                                              MARCH 1,        MARCH 2,         MARCH 1,       MARCH 2,
                                                1997            1996             1997           1996
                                              -------         -------          -------        -------
Historical income before taxes                $ 2,353         $ 1,186          $ 4,093        $ 2,299
Provision for income taxes                     (1,028)           (496)          (1,797)
       (951)
Reversal of interest charges
    and amortization of deferred
    financing costs relating to
    debt treated as being
    repaid, net of tax                             --             367              260            683
                                              -------         -------          -------        -------
Supplemental pro forma net income             $ 1,325         $ 1,057          $ 2,556        $ 2,031
                                              =======         =======          =======        =======

Supplemental pro forma net income per
            share                             $   .12         $   .10          $   .23        $   .19
                                              =======         =======          =======        =======

Supplemental pro forma weighted average
 shares outstanding                            11,079          10,785           10,999         10,785
                                              -------         -------          -------        -------

(3)  RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended February 28, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.13 and $0.10 for the three month periods ended March 1, 1997 and March 2, 1996, respectively and $0.25 and $0.20 for the six month periods ended March 1, 1997 and March 2, 1996, respectively. Under this Statement, diluted earnings per share would not have differed from the net income per share disclosed on the income statement.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 1, 1997 (13 WEEKS) VERSUS THREE MONTHS
                        ENDED MARCH 2, 1996 (13 WEEKS)

     Net sales increased by $6.3 million, or 39%, to $22.8 million for the quarter ended March 1, 1997 from $16.5 million for the prior year period. The number of customer orders filled increased 30% to approximately 128,300 orders for the quarter ended March 1, 1997 versus approximately 98,900 for the prior year period. Same store growth in gross sales was approximately 10% and was primarily attributable to increased volume from national home health care chains and managed care organizations. The average order size increased to $182 for the quarter ended March 1, 1997 versus $171 for the same period ended March 2, 1996.

     Gross margin increased by $1.6 million, or 41%, to $5.5 million for the quarter ended March 1, 1997 from $3.9 million for the prior year period. Gross margin increased to 23.9% versus 23.5% over the same period. The increase in gross margin was primarily attributable to increased prices of products sold by the Company's acquisitions to attain consistent pricing company wide.

     Operating expenses increased by $0.9 million, or 47%, to $2.9 million for the quarter ended March 1, 1997 versus $2.0 million for the prior year period, and as a percentage of net sales, increased to 13% versus 12% for the prior year period. The increase in operating expenses as a percentage of net sales was primarily attributable to increased costs due to a change in shipping policy.

     Depreciation and amortization expense increased by $127,000, or 138%, to $219,000 for the quarter ended March 1, 1997 versus $92,000 for the prior year period due to the amortization of goodwill associated with previous acquisitions.

     Operating income increased by $525,000, or 29%, to $2.3 million for the quarter ended March 1, 1997 versus $1.8 million for the prior year period. Operating income decreased as a percentage of net sales to 10% for the quarter ended March 1, 1997 from 11% for the prior year period. The decrease in operating income as a percentage of net sales was primarily attributable to increased operating expenses and the amortization of goodwill.

     Interest expense decreased by $593,000, or 98.3%, to $10,000 for the quarter ended March 1, 1997 versus $603,000 for the prior year period. Interest expense also decreased as a percentage of net sales for the quarter ended March 1, 1997. This decrease in interest expense was primarily due to the repayment of substantially all long-term debt with the net proceeds of the public offering in October 1996.

     Provision for income taxes was $1,028,000, an effective tax rate of 44% of pre-tax income, for the quarter ended March 1, 1997 versus $496,000, or an effective tax rate of 42%, for the quarter ended March 2, 1996, primarily due to non-deductible goodwill amortization.

          SIX MONTHS ENDED MARCH 1, 1997 (26 WEEKS) VERSUS SIX MONTHS
                        ENDED MARCH 2, 1996 (26 WEEKS)

     Net sales increased by $14.8 million, or 49%, to $44.8 million for the six months ended March 1, 1997 from $30.0 million for the prior year period. The number of customer orders filled increased 41% to approximately 253,800 orders for the six months ended March 1, 1997 versus approximately 179,000 for the prior year period. Same store growth in net sales was approximately 10% and was primarily attributable to increased volume from national home health care chains and managed care organizations. The average order size increased to $181 for the six months ended March 1, 1997 versus $172 for the same period ended March 2, 1996.

     Gross margin increased by $3.4 million, or 47%, to $10.6 million for the six months ended March 1, 1997 from $7.2 million for the prior year period. Gross margin decreased to 23.6% versus 24.0% over the same period. The decrease in gross margin was primarily attributable to competitive pricing of products sold by the Company to maintain or increase market share, particularly with respect to volume based pricing incentives and in the acquisitioned business.

     Operating expenses increased by $2.1 million, or 58%, to $5.7 million for the six months ended March 1, 1997 versus $3.6 million for the prior year period, and as a percentage of net sales, increased to 13% versus 12% for the prior year period. The increase in operating expenses was due to the support required for higher sales volume. The increase in operating expenses as a percentage of net sales was primarily attributable to increased costs due to a change in shipping policy.

     Depreciation and amortization expense increased by $285,000, or 194%, to $432,000 for the six months ended March 1, 1997 versus $147,000 for the prior year period due to the amortization of goodwill associated with previous acquisitions.

     Operating income increased by $1.0 million, or 29%, to $4.4 million for the six months ended March 1, 1997 versus $3.4 million for the prior year period. Operating income decreased as a percentage of net sales to 10% for the six months ended March 1, 1997 from 11% for the prior year period. The decrease in operating income as a percentage of net sales was primarily attributable to decreased gross margin and the amortization of goodwill.

     Interest expense decreased by $695,000, or 62%, to $425,000 for the six months ended March 1, 1997 versus $1,120,000 for the prior year period. Interest expense decreased as a percentage of net sales to 1% for the six months ended March 1, 1997 versus 4% for the prior year period. This decrease in interest expense as a percentage of net sales was primarily due to the repayment of substantially all long-term debt with the net proceeds of the public offering in October 1996.

     Provision for income taxes was $1.8 million, an effective tax rate of 44% of pre-tax income, for the six months ended March 1, 1997 versus $951,000, or an effective tax rate of 41%, for the six months ended March 2, 1996, primarily due to non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Until its recent public offering, the Company financed its operations primarily through cash flow from operations and from bank borrowings secured by Company assets. In October 1996 the Company completed an initial public offering of shares of its common stock. Pursuant to the offering the Company sold 4,192,500 shares of its common stock, raising proceeds of approximately $46,000,000 net of approximately $773,000 in offering costs. The Company used $42,472,000 of the proceeds to pay down virtually all of its long term debt and redeem all of the Company's preferred stock. The remaining proceeds, along with cash from operations, is currently being invested in short-term investments.

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

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Special Meeting in lieu of Annual Meeting of Stockholders held on February 19, 1997, the following matters were submitted to a vote of the
Stockholders: (i) the election of Joseph F. Trustey as Director for a three year term and (ii) an amendment to the Company's Bylaws changing the date on which the Annual Meeting of Stockholders of the Company will be held each year to the second Wednesday in February.

ITEM 5. OTHER INFORMATION - None

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



April 14, 1997
                           /s/ Donald H. Benovitz
                    By:________________________________________________________
                           Donald H. Benovitz
                           President and Director

April 14, 1997
                           /s/ Stephen N. Aschettino
                    By:_________________________________________________________
                           Stephen N. Aschettino
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)