Form 10-K405/A
period 1996-08-31
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-05-13
CIK 1016872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         FORM 10-K/A AMENDMENT NUMBER 1


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



April 29, 1997

                    By: /s/ Donald H. Benovitz
                       -------------------------------------------------
                        Donald H. Benovitz
                        President and Director

April 29, 1997

                    By: /s/ Stephen N. Aschettino
                       ----------------------------------------------------
                        Stephen N. Aschettino
                        Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)