Form 10-Q
period 1997-05-31
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-07-15
CIK 1016872

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997.


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date. As of May 31, 1997 there were 10,538,503 shares of the Registrant's Common Stock outstanding.

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                   MAY 31, 1997   AUGUST 31, 1996
                                                  ---------------------------------
                 ASSETS                             (unaudited)
    Current Assets
      Cash and cash equivalents                      $  2,559          $  1,995
      Accounts receivable, less allowances
        of $632 and $416                               10,671             8,625
      Merchandise inventory                             6,932             6,918
      Prepaid expenses and other current assets           324               667
      Deferred income taxes                               348               474
                                                     --------          --------
         Total current assets                          20,834            18,679

      Fixed assets, net                                 1,668             1,113
      Goodwill                                         17,396            13,039
      Other long-term assets                              452               298
                                                     --------          --------
          Total assets                               $ 40,350          $ 33,129
                                                     ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                   MAY 31, 1997   AUGUST 31, 1996
                                                  ---------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY            (unaudited)
      (DEFICIT)


    Current Liabilities:
      Current maturities of long-term debt          $    409           $    582
      Accounts payable and accrued expenses            7,048              7,713
      Accrued interest                                    --                381
      Income taxes payable                               199                175
                                                    --------           --------
     Total current liabilities                         7,656             8,851
                                                    --------          --------

    Long-term Liabilities:
      Long-term debt, less current maturities              9             24,455
      Subordinated debt to related parties                --              6,750
      Notes payable to officers                           --              2,500
      St. Louis Note payable, less current portion        --              1,112
      Deferred income taxes                               71                 71
                                                    --------          --------
      Total long-term liabilities                         80             34,888
                                                    --------          --------
    Redeemable Preferred Stock:
      $.01 par value, $100 redemption value plus
         10% cumulative return--Authorized -
         1,000,000 shares, Issued and outstanding
         0 shares at 05/31/97 and 66,500
         shares at 8/31/96                                --              7,437

    Stockholders' Equity (Deficit:)
      Common Stock, no par value Authorized
         40,000,000 shares; issued and
         outstanding - 10,538,503 and
         6,223,250 shares                             47,188                162
         Accumulated deficit                         (14,574)           (18,209)
                                                     --------          --------
        Total stockholders' equity (deficit)          32,614            (18,047)

        Total liabilities and
         stockholders' equity (deficit)             $ 40,350           $ 33,129
                                                    ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                          ---------------------------  -----------------------------
                                           MAY 31,1997  JUNE 1, 1996    MAY 31, 1997   JUNE 1, 1996

Net sales                                      $23,022        $19,314        $67,791        $49,302
Cost of goods sold                              17,075         14,690         51,272         37,475
                                               -------        -------        -------        -------
    Gross margin                                 5,947          4,624         16,519         11,827
Operating expenses                               3,442          2,675          9,149          6,289
Depreciation and amortization                      259            192            691            339
    Operating income                             2,246          1,757          6,679          5,199
Interest income                                     72             27            257            119
Interest expense                                     9            721            434          1,841
Other (expense) income                             (49)            10           (149)          (105)
    Income before income taxes                   2,260          1,073          6,353          3,372
Provision for income taxes                         970            495          2,768          1,446
    Net income                                   1,290            578          3,585          1,926
Accretion of Preferred Stock                        --            175            101            507
    Net income applicable to common            -------        -------        -------        -------
      stockholders                             $ 1,290        $   403        $ 3,484        $ 1,419
Supplemental Pro Forma:                        -------        -------        -------        -------
    Net income                                 $ 1,290        $ 1,016        $ 3,846        $ 3,047
                                                  ----           ----           ----           ----
    Net income per share                          $.12           $.09           $.35           $.28
                                                  ====           ====           ====           ====
    Weighted average common shares             -------        -------        -------        -------
      outstanding                               11,109         10,785         11,053         10,785
                                               =======        =======        =======        =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                    NINE MONTHS ENDED          NINE MONTHS ENDED
                                                       MAY 31, 1997             JUNE 1, 1996
                                                    -----------------          ----------------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
       Net income                                        $  3,585                  $  1,926
       Adjustments to reconcile net income to cash
       from (used by) operating activities:
           Depreciation and amortization                      691                       387
           Net loss (gain) on sale of fixed assets              4                        21
       Change in assets and liabilities, net
             of effects from acquisition of Peiser's
             in 1997 and St. Louis Ostomy in 1996
               Accounts receivable                            858                      (640)
               Merchandise inventory                          745                      (964)
               Prepaid expenses and other                     384                       (90)
               Deferred income taxes                          125                       (92)
               Accounts payable and accrued
                   expenses                                (2,140)                     (580)
                                                          --------                  --------
Net cash from (used by) operating activities                4,252                       (32)

CASH FLOWS USED BY INVESTING ACTIVITIES:
       Purchase of fixed assets                               (64)                     (119)
       Purchase of Peiser's Inc.                           (8,000)                       --
       Purchase of St. Louis Ostomy                            --                   (10,709)
       Other assets and Goodwill                             (133)                      317
                                                         --------                  --------
Net cash used by investing activities                      (8,197)                  (10,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net decrease in notes receivable from officiers         --                       130
       Issuance of common stock, net of
           issuance costs                                  47,026                        19
       Retirement of preferred stock                       (7,537)                       --
       Repayments of long-term bank debt, net             (24,495)                    8,040
       Repayments of subordinated debt                    (10,485)                       --
       Capital contribution                                    --                        99
                                                         --------                  --------
Net cash from financing activities                          4,509                     8,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          564                    (2,255)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,995                     3,970
                                                         --------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  2,559                  $  1,715
                                                         =========                  =======

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      SUBURBAN OSTOMY SUPPLY COMPANY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 30, 1997 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements, notes and other information included in the Company's latest Form 10-K.

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

(2)  SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

     Supplemental pro forma net income per share for the three and nine month periods ended May 31, 1997 and June 1, 1996 have been calculated, as if as of September 3, 1995, the Company had sold the 3.9 million shares of Common Stock sufficient to fund the July 3, 1995 Recapitalization and repay indebtedness incurred to finance two acquisitions.

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

(2)  SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE CON'T

                                                         (in thousands, except per share amounts)

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                ------------------                -----------------
                                              MAY 31,         JUNE 1,          MAY 31,        JUNE 1,
                                               1997            1996             1997           1996
                                              -------         -------          -------        -------
Historical income before taxes                $ 2,260         $ 1,073          $ 6,353        $ 3,372
Provision for income taxes                       (970)           (495)          (2,768)        (1,446)
Reversal of interest charges
    and amortization of deferred
    financing costs relating to
    debt treated as being
    repaid, net of tax                             --             438              261          1,121
                                              -------         -------          -------        -------
Supplemental pro forma net income             $ 1,290         $ 1,016          $ 3,846        $ 3,047
                                              =======         =======          =======        =======

Supplemental pro forma net income per
            share                             $   .12         $   .09          $   .35        $   .28
                                              =======         =======          =======        =======

Supplemental pro forma weighted average
 shares outstanding                            11,109          10,785           11,053         10,785
                                              -------         -------          -------        -------

(3)  RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended February 28, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.12 and $0.10 for the three month periods ended May 31, 1997 and June 1, 1996, respectively and $0.37 and $0.30 for the nine month periods ended May 31, 1997 and June 1, 1996, respectively. Under this Statement, diluted earnings per share would not have differed from the net income per share disclosed on the income statement.

(4)  ACQUISITION OF PEISER'S INC.

     On May 1, 1997, Suburban Ostomy acquired all the outstanding capital stock of Peiser's Inc. ("the Acquisition") for an aggregate consideration of $8 million, of which $1 million was paid in shares of Suburban Ostomy's common stock and the remainder in cash. Peiser's is a medical supply management company. The cost of the acquisition exceeded the estimated fair market value of the net assets acquired by approximately $4.8 million and has been accounted for as goodwill. Suburban Ostomy used the purchase method to account for the transaction, and all financial statements reflect Peiser's performance from May 1, 1997 through May 31, 1997.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

        THREE MONTHS ENDED MAY 31, 1997 (13 WEEKS) VERSUS THREE MONTHS
                        ENDED JUNE 1, 1996 (13 WEEKS)

     On May 1, 1997, Suburban Ostomy acquired all of the outstanding stock for Peiser's Inc. Suburban Ostomy used the purchase method to account for the transaction and, all financial statements reflect Peiser's Inc.'s performance from May 1, 1997 through May 31, 1997 (See Note 4).

     Net sales increased by $3.7 million, or 19%, to $23.0 million for the quarter ended May 31, 1997 from $19.3 million for the prior year period. The number of customer orders filled increased 34% to approximately 155,800 orders for the quarter ended May 31, 1997 versus approximately 116,600 for the prior year period. Same store growth in gross sales was approximately 6% and was due primarily to increased volume from national home health care chains and managed care organizations. The average order size decreased to $152 for the quarter ended May 31, 1997 versus $169 for the prior year period due primarily to the addition of Peiser's patient-specific home health agency business, which has a smaller average order size than Suburban Ostomy's business.

     Gross margin increased by $1.3 million, or 29%, to $5.9 million for the quarter ended May 31, 1997 from $4.6 million for the prior year period. Gross margin increased to 25.8% versus 23.9% for the prior year period. The increase in gross margin was due primarily to the additional volume of Peiser's Inc., which has a higher gross margin than Suburban Ostomy's historical business.

     Operating expenses increased by $0.8 million, or 29%, to $3.4 million for the quarter ended May 31, 1997 versus $2.7 million for the prior year period, and as a percentage of net sales, increased to 15% versus 14% for the prior year period. The increase in operating expenses as a percentage of net sales was due primarily to a change in shipping policy and the addition of Peiser's Inc., which has historically had higher operating expenses than Suburban Ostomy.

     Depreciation and amortization expense increased by $67,000, or 35%, to $259,000 for the quarter ended May 31, 1997 versus $192,000 for the prior year period due to the amortization of goodwill associated with previous acquisitions.

     Operating income increased by $489,000, or 28%, to $2.2 million for the quarter ended May 31, 1997 versus $1.8 million for the prior year period. Operating income increased as a percentage of net sales to 10% for the quarter ended May 31, 1997 from 9% for the prior year period. The increase in operating income as a percentage of net sales was primarily attributable to a amortization of goodwill adjustment in May 1996.

     Interest expense decreased by $712,000, or 98.8%, to $9,000 for the quarter ended May 31, 1997 versus $721,000 for the prior year period. This decrease was due primarily to the repayment of substantially all long-term debt from the net proceeds of the initial public offering in October 1996.

     Provision for income taxes was $970,000, an effective tax rate of 43% of pre-tax income, for the quarter ended May 31, 1997 versus $495,000, or an effective tax rate of 46%, for the quarter ended June 1, 1996. This decrease is due to a third quarter tax adjustment in May 1996.

          NINE MONTHS ENDED MAY 31, 1997 (39 WEEKS) VERSUS NINE MONTHS
                        ENDED JUNE 1, 1996 (39 WEEKS)

     On May 1, 1997, Suburban Ostomy acquired all of the outstanding stock for Peiser's Inc. Suburban Ostomy used the purchase method to account for the transaction and all financial statements reflect Peiser's Inc.'s performance from May 1, 1997 through May 31, 1997 (See note 4).

     Net sales increased by $18.5 million, or 38%, to $67.8 million for the nine months ended May 31, 1997 from $49.3 million for the prior year period. The number of customer orders filled increased 38% to approximately 409,500 orders for the nine months ended May 31, 1997 versus approximately 295,900 for the prior year period. Same store growth in net sales was approximately 9% and was primarily attributable to increased volume from national home health care chains and managed care organizations. The average order size decreased slightly to $170 for the nine months ended May 31, 1997 versus $171 for the same period ended June 1, 1996.

     Gross margin increased by $4.7 million, or 40%, to $16.5 million for the nine months ended May 31, 1997 from $11.8 million for the prior year period. Gross margin increased to 24.4% versus 24.0% for the prior year period. The increase in gross margin was primarily attributable to Peiser's higher gross margin.

     Operating expenses increased by $2.9 million, or 45%, to $9.1 million for the nine months ended May 31, 1997 versus $6.3 million for the prior year period, and as a percentage of net sales, increased to 14% versus 13% for the prior year period. The increase in operating expenses was due primarily to the addition of Peiser's Inc., which historically has had higher operating expenses than experienced at Suburban Ostomy.

     Depreciation and amortization expense increased by $352,000, or 104%, to $691,000 for the nine months ended May 31, 1997 versus $339,000 for the prior year period due to the amortization of goodwill associated with previous acquisitions.

     Operating income increased by $1.5 million, or 28%, to $6.7 million for the nine months ended May 31, 1997 versus $5.2 million for the prior year period. Operating income decreased as a percentage of net sales to 10% for the nine months ended May 31, 1997 from 11% for the prior year period. The decrease in operating income as a percentage of net sales was due primarily to the amortization of goodwill.

     Interest expense decreased by $1,407,000, or 76%, to $434,000 for the nine months ended May 31, 1997 versus $1,841,000 for the prior year period. Interest expense decreased as a percentage of net sales to 1% for the nine months ended May 31, 1997 versus 4% for the prior year period. This decrease in interest expense as a percentage of net sales was due primarily to the repayment of substantially all long-term debt from the net proceeds of the initial public offering in October 1996.

     Provision for income taxes was $2.8 million, an effective tax rate of 44% of pre-tax income, for the nine months ended May 31, 1997 versus $1.4 million, or an effective tax rate of 43%, for the nine months ended June 1, 1996.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

             The Company filed a current report on 8-K with the Securities and Exchange Commission on May 16, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



July 11, 1997
                           /s/ Donald H. Benovitz
                    By:________________________________________________________
                           Donald H. Benovitz
                           President and Director

July 11, 1997
                           /s/ Stephen N. Aschettino
                    By:_________________________________________________________
                           Stephen N. Aschettino
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)