Form 10-K
period 1997-08-30
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-11-28
CIK 1016872

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of shares held by non-affiliates of the registrant as of November 20, 1997 was $55,987,557. 10,538,622 shares of the Common Stock of Suburban Ostomy Supply Co. Inc., no par value, were outstanding on November 20, 1997.

                                    PART I
ITEM 1. BUSINESS

General

     Suburban Ostomy Supply Co., Inc. ("Suburban" or the "Company") is a leading national direct marketing wholesaler of medical supplies and related products to the home health care industry. The Company sells products to over 23,000 customers, including: (i) independent providers of home health care products (principally home medical equipment dealers, home health agencies and local and chain pharmacies); (ii) national home health care chains and wholesalers; and (iii) managed care organizations ("MCO's").
Through its direct sales and marketing programs, the Company markets a com-prehensive selection of approximately 7,800 SKUs, composed primarily of ostomy, incontinence, diabetic and wound care products. The Company's primary product lines fulfill its customers' needs to provide a complete line of products for their home health care patients. The Company believes that its success is attributable to the expertise gained from more than 18 years of focus on its product lines and its commitment to providing superior service and technical support to its customers. Through its product knowledge and ability to effic-iently process a high volume of orders without a minimum order amount, the Company fills an important need in the fragmented and diverse home health care industry.

     The Company's first catalog was mailed in 1977, and Suburban was incorporated as a Massachusetts corporation in 1979 by Herbert P. Gray.

     The Company's executive offices are located at 75 October Hill Road, Holliston, Massachusetts 01746 and its telephone number is (508) 429-1000.

     The Company has positioned itself as a high volume, cost-effective direct marketer of home health care products. The Company's direct marketing materials, particularly its industry-recognized catalog, offer a broad selection of prod-ucts in an easy to use format, enabling the Company to offer its customers a single source for the Company's product lines. The Company's 83 experienced, highly-trained service representatives use the Company's proprietary software to fill customer orders, explore additional product needs and respond to cus-tomer inquiries. Suburban provides quick, cost-effective delivery on a national basis, enabling the Company to meet the needs of national home health care providers and MCO's as well as local independent suppliers. Its national distribution network enables the Company to ship about 91% of its orders on the day of receipt, with a product fill rate of about 93%, and to deliver product to 94% of the U.S. population within 48 hours. The Company also provides customers with value-added services, such as the Company's Stockless Inventory Program in which the Company ships products directly to its cus-tomers' patients and provides detailed utilization reporting to customers.
The Stockless Inventory Program is designed to assist customers in reducing their inventory levels, controlling costs and managing utilization.

     The Company is committed to meeting the changing needs of manufacturers and customers in the home health care market. Manufacturers are becoming increasingly dependent upon wholesalers to help reduce manufacturers' cost by assuming their small order distribution. The Company achieves volume discounts, rebates and promotional allowances from manufacturers by providing significant value added services to its suppliers through marketing support and information management. Suburban's high degree of service, technical support and outbound telemarketing complements the manufacturers' continuing product support. In addition, Suburban's direct marketing expertise enhances the manufacturers' continuing product support and also enhances the manufacturers' ability to introduce new products and sustain ongoing marketing campaigns. With respect to customers, cost containment efforts are prompting many of the Company's customers to become "one stop shop" suppliers of home health care products. Suburban offers customers a comprehensive selection of products that customers typically are unable to stock cost effectively because of the relatively low volume of sales of such products by these customers. The Company's national distribution network and management information systems enable it to fill a large quantity of the small and broken case orders typically placed by home health care providers and which many other wholesalers have difficulty filling efficiently.

     In May 1997, the Company acquired Peiser's Medical Supplies and Services ("Peiser's") which had approximately $17 million in sales in its then most recent fiscal year. The Company paid $8 million in cash and stock. Peiser's is a home health medical supply distribution company that also provides manage-ment services to the home health market, in particular, supplying home health care products on a patient-specific basis to home health agencies and MCO's nationwide. The addition of Peiser's provides the Company with added penetration into the home health agency and MCO markets.

National Distribution Network

     The Company has seven regional distribution centers located in Holliston, Massachusetts; Atlanta, Georgia; Dallas, Texas; South Bend, Indiana; Rancho Cucamonga, California, Santa Fe Springs, California and Broadview, Illinois. This network enables the Company to meet the needs of national home care chains and MCO's, as well as local independent suppliers in a quick, cost effective manner. In addition, the Company's management information systems are designed to coordinate inventory with order fulfillment so that the Company efficiently fills orders in any of its seven regional distribution centers.

Sales and Marketing

     The Company's direct marketing program is designed to provide its cus-tomers with frequent exposure to the Company's comprehensive product cate-gories on a cost effective basis. The Company's direct marketing program consists of the following components: (i) a wholesale catalog for custom orders; (ii) a retail catalog for customers to use as a marketing tool; (iii) monthly flyers; (iv) frequent fax specials to targeted customer segments; (v) package inserts; (vi) general advertising; (vii) trade press literature; and
(viii) trade show materials. The Company continually evaluates these direct marketing components to arrive at the optimal mix of marketing techniques.

     In fiscal 1997, the Company's marketing staff internally produced over one million pieces of direct mail, consisting of catalogs, fliers, trade press advertisements and package inserts. The Company's comprehensive wholesale catalog strengthens the Company's position as a leader in its market by serv-ing as a valuable reference source for its products, facilitating the ordering process and providing a complete description of products in a listing of manufacturers and prices for all ordering quantities. The Company has also developed and maintains a proprietary customer and product database which it uses to target its direct mailings.

Products

     The Company supplies approximately 7800 SKUs, primarily in the ostomy, incontinence, diabetic and wound care categories. These four product categories accounted for approximately 79.5% of Suburban's net sales for fiscal 1997.

                         Net Sales for     Percentage of Net
                          Fiscal 1997         Sales for       No. of SKUs at
Product Categories    (dollars in 000's)     Fiscal 1997      August 30, 1997
------------------     ----------------      -----------      ---------------
Ostomy                    $26,324               27.9%           1,588
Incontinence               21,600               22.9            1,314
Diabetic Care*              9,486               10.0              168
Wound Care                 17,642               18.7            1,489
Other                      19,388               20.5            3,292
                           ------              -----            -----
Total                     $94,440              100.0%           7,851
                           ======              =====            =====

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

     Diabetic Care Products. The American Diabetes Association estimates that there are 11.0 million diabetics in the U.S., 1.1 million of whom must test themselves four to seven times daily to control the potentially degenerative effects of diabetes. The diagnostic and monitoring market was expected to reach approximately $877 million in 1997. The Company markets a broad selection of products for the treatment of diabetes, including test strips, blood-glucose meters, lancets and accessories.

     Wound Care Products. Based on industry statistics, the Company believes that the total U.S. market for wound care and related products of the type marketed by the Company was approximately $400 million in 1996. Medical studies show that approximately 1.5 to 4 million patients suffer from chronic, non-healing wounds costing as much as $50,000 per patient treated. Wound care products marketed by the Company include traditional tapes, gauze, bandages and sponges and advanced dressings such as hydrocolloid, calcium alginates, hydrogel and transplant dressings. Since wound treatment programs have improved technologically and become more individualized, the number of SKUs which the Company carries relating to wound care has increased to 1,489 SKUs at August 30, 1997 versus 634 SKU's at August 31, 1996.

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

Customers

     The Company's three market segments consist of over 23,000 customers, including: (i) independent suppliers of home health care products, principally home medical equipment suppliers, home health agencies and local and chain pharmacies; (ii) national home health care chains and wholesalers; and (iii) MCO's. Sales to independent suppliers, national home health care chains, wholesalers and MCO's accounted for approximately 79.0%, 16.5% and 4.5%, respectively, of net sales in fiscal 1997, and 82.4%, 15.5% and 2.0%, respectively, of net sales for fiscal 1996.

While the number of independent home medical equipment suppliers and phar-macies continues to decline due to consolidation, the Company continues to add new customers in this market. Of Suburban's broad customer base, only 5 customers accounted for more than 1% of the Company's net sales for fiscal 1997, and the twenty largest customers accounted for approximately 19.3% and 18.2% of net sales for fiscal 1997 and 1996, respectively.

Order Entry and Fulfillment; Customer Service and Technical Support

     Order Entry and Fulfillment. The Company provides a toll-free number and uses its call center and automated call routing technology to process an average of 4,075 calls per day between 8:00 a.m. and 7:00 p.m. local time, with service representatives answering approximately 94% of all calls within thirty seconds. The Company's 83 service representatives use the Company's proprietary software to fill customer orders, explore additional product needs and respond to customer inquiries. Each service representative has access to the customer's profile, which contains information on product availability, prices, order history, shipping address and billing information.

     Customer Service and Technical Support. The Company provides its customers with a high level of customer service and technical support, the principal bases of which are accurate and complete order fulfillment and prompt product delivery. All new service representatives receive at least four weeks of consecutive, specialized training, two of which precede any customer contact. Thereafter, service representatives regularly receive weekly sales and product training. In addition to in-house training, sales representatives regularly receive from manufacturers technical training regarding various products. To augment its service representatives, the Company employs two registered nurses, including an enterostomal therapist, who are accessible to respond to more complex customer inquiries regarding the Company's products.

     The Company markets its Stockless Inventory Program to all its customers pursuant to which it ships products on the customer's behalf directly to the customer's patients. The transaction is transparent to the patient as only the names of the Company's customer and the recipient of the product appear in the shipping materials received. The Stockless Inventory Program also enables both the Company and the customer to record a sale at the time the order is shipped by the Company. The Company shipped 14% of its net sales through its Stockless Inventory Program for fiscal 1997.

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

     In 1997, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modifi-cation will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

Purchasing

     The Company purchases products from 541 manufacturers and regularly evaluates its relationships and considers alternative suppliers to ensure competitive costs and product quality. The Company's top ten manufacturers accounted for approximately 61.9% and 64.6%, of the Company's total purchases in fiscal 1997 and fiscal 1996, respectively. The Company is able to achieve volume discounts, rebates and promotional allowances from manufacturers by providing significant value added services through marketing support and information management. Purchasing is closely tied to the inventory management controls of the Company. Due to the Company's effective inventory management, the Company's inventory write-offs during the last five fiscal years have been negligible.

Competition

     Suburban faces intense competition from a variety of local, regional and national wholesalers. In addition to home health care wholesalers, Suburban's competition includes drug wholesalers and distributors to hospitals and long term care distibutors. Most of the Company's products are available from several sources, and the Company's customers often have relationships with several wholesalers. In response to competitive pressures from current or future competitors, the Company may be required to lower selling prices to maintain or increase market share.

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

Proprietary Rights

     The Company holds service marks for the names "Home Health Direct" and "Patient Care" which it uses in certain of its direct marketing programs.

Employees

     As of August 30, 1997, the Company had 251 full time employees and 38 part time employees. There are 94 employees within the sales, marketing and customer service areas, 77 employees within the financial, administrative and purchasing areas, and 118 employees within the distribution, operations and MIS areas. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.


ITEM 2. PROPERTIES

Properties

      The Company conducts its operations from seven leased distribution centers. Note 7 to Consolidated Financial Statements. The Holliston, Massachusetts location also serves as the Company's corporate headquarters. The Company's leases include:

                Location           Square Footage     Expiration Date
                --------           --------------     ---------------
       Holliston, MA   (1)             59,500         August 31, 2006
       Atlanta, GA     (1)             48,000          August 4, 2006
       Dallas, TX                      24,000           June 30, 2001
       South Bend, IN  (1)             30,000           July 31, 2003
       Rancho Cucamonga, CA            23,000      September 30, 2000
       Santa Fe Springs, CA            33,500            May 31, 1998
       Broadview, Il                   17,500          April 30, 2002
       Broadview, Il                   19,000         August 31, 1998

----------------------
(1) See "Item 13 - Certain Relationships and Related Transactions."


ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were required to be submitted to Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation system (NASDAQ). As of November 20, 1997 the Company had approximately 1300 shareholders.

The following table sets forth the the range of high and low prices of the Company's Common Stock as reported on the NASDAQ during each quarter of fiscal 1997 for which the Company's Common Stock was traded on a public exchange.


COMMON STOCK PRICES
--------------------
Quarter Ended                      Hi Price       Low Price
--------------                     --------       ---------

November 30, 1996*                  $15.75         $10.75
March 1, 1997                        14.00          10.125
May 31, 1997                         11.75           8.75
August 30, 1997                      11.25           8.25

* Trading on the Company's Common Stock began on October 10, 1996.


Dividends

     The Company has not paid and does not intend to pay any dividends on its common stock in the foreseeable future. The Company intends to retain all earnings for the operation and expansion of its business. The declaration of payment of future dividends will be at the sole discretion of the Board of Directors subject to such factors as the Board of Directors may deem relevant, including future earnings, results of operations, capital requirements, the general financial condition of the Company, general business conditions and contractual restrictions (such as those relating to the Company's borrowing arrangements).



ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data as of and for each fiscal year in the five year period ended August 30, 1997, have been derived from the Consolidated Financial Statements. These consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. The data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this 10-K.

                    SELECTED CONSOLIDATED FINANCIAL DATA
             (In thousands, except per share and operating data)

                                             Fiscal Year Ended (1)
                               --------------------------------------------------
                               August 30, August 31,  Sept 2,  Sept 3, August 28,
                                  1997      1996      1995      1994       1993
                               (52 weeks)(52 weeks)(52 weeks)(53 weeks)(52 weeks)
                                --------  --------  --------- --------  --------
                                                       (2)
Consolidated Income Statement Data:
----------------------------------
Net Sales                        $94,440  $72,558   $52,667  $47,311   $42,738
Cost of Goods Sold                70,615   55,398    39,872   35,599    32,305
                                  ------   ------    ------   ------    ------
Gross profit                      23,825   17,160    12,795   11,712    10,433
Operating expenses                14,291    9,689     7,752    7,627     6,991
Depreciation and amortization      1,032      562       266      270       265
Non-recurring executive comp. (3)      -        -         -    2,237     2,111
                                  ------   ------    ------   ------    ------
Operating income                   8,502    6,909     4,777    1,578     1,066
Interest expense                     437    2,653       370        -         -
Other expense (income), net         (127)    (126)     (145)    (132)     (158)
                                  ------   ------    ------   ------    ------
Income before income taxes         8,192    4,382     4,552    1,710     1,224
Provision for income taxes         3,599    1,944       358       88        69
                                  ------   ------    ------   ------    ------
Net income                        $4,593   $2,438    $4,194   $1,622    $1,155
                                  ------   ------    ------   ------    ------
Net income applicable to common
 stockholders (4)                 $4,492   $1,762    $4,083   $1,622    $1,155
                                  ======   ======    ======   ======    ======

Supplemental pro forma data (5):
-------------------------------
   Net income                     $4,853   $4,000    $2,955   $1,026      $735
   Net income per common share    $ 0.44   $ 0.37    $ 0.32
   Weighted average common shares
   outstanding                    11,086   10,785     9,334

Operating Data:
--------------
Number of orders                 638,672  429,747   307,525  276,056   247,469
Inventory turnover (6)             11.0x    10.5x     11.8x     9.8x      8.4x

Consolidated Balance Sheet Data:
-------------------------------
Working Capital                  $14,410  $ 9,827   $ 7,467  $ 7,838   $ 6,491
Total assets                      41,124   33,130    13,832   12,849    12,248
Long-term debt                         7   34,817    21,830
Redeemable preferred stock  (2)        -    7,437     6,761
Stockholders' equity (deficit)    33,622  (18,047)  (19,926)   9,061     7,868

--------------------
(1) The Company's fiscal year ends on the Saturday nearest to August 31, and is divided into four thirteen-week periods.

(2) In July 1995, the Company effected the Recapitalization, in connection with which the Company: (i) issued $6.75 million in aggregate value of Summit Notes; (ii) issued $2.5 million in aggregate principal amount of Management Notes; (iii) issued $6.65 million in stated value of Redeemable Preferred Stock; and (iv) borrowed $13.5 million under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Represents bonuses paid to certain executive officers to facilitate their purchase of stock prior to the Recapitalization.

(4) Represents net income less the accretion in value of the Redeemable Preferred Stock during the period.

(5) Prior to the Recapitalization, the Company elected to be taxed as a Subchapter S corporation for federal income tax purposes. Supplemental pro forma information has been computed as if the Company had been subject to federal income taxes and all applicable state corporation income taxes for each period presented. Supplemental pro forma net income and weighted average shares also assume, at the beginning of the respective periods, the Company had sold, at an offering price of $12.00 per share, shares of Common Stock sufficient to fund the Recapitalization in 1995 and repay indebtedness incurred in 1996 to finance the acquisition of St. Louis Ostomy and Patient-Care.

(6) "Inventory turnover" means the cost of goods sold for the period divided by the average inventory balance for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     The Company operates in an environment impacted by cost containment efforts and the consolidation of health care companies. This environment has led to the Company's strategic decision to price its products competitively and offer volume based pricing programs to its customers. These factors caused the Company to experience some erosion in gross profit as a percentage of sales during fiscal 1996. During fiscal 1997 the Company sought to miti-gate this decline in gross profit through: (i) the negotiation of volume discounts, rebates, promotional allowances and other favorable terms with suppliers; and (ii) the regular evaluation of alternate suppliers to obtain competitive pricing and quality products. The gross profit margin was also affected during fiscal 1997 by the acquisition of Peiser's, Inc. (see Note 3). Peiser's has a higher gross profit margin than the Company's traditional business due primarily to the smaller quantities per order that it ships to its customers.

As a result, the Company's gross profit increased both in absolute dollars and as a percentage of sales. Gross profit increased to $23.8 million, or 25.2% for fiscal 1997 versus $17.2 million, or 23.7% for fiscal 1996. The Company believes that cost containment efforts and the consolidation of health care companies will continue to exert downward pressure on the Com-pany's gross profit percentage. However, the Company believes that the utilization of the foregoing programs and the expansion of Peiser's patient-specific business will mitigate the effects of these pressures such that the Company does not expect a significant decrease in its gross profit percentage from current levels. Notwithstanding this belief, there can be no assurance that the Company will be able to maintain or increase its level of gross profit percentage.

     The Company implemented a business strategy during fiscal 1996, the prin-cipal components of which were (i) to improve operating income as a percentage of sales by leveraging its existing infrastructure over a larger base of sales,
(ii) the establishment of budget and expense programs to control expense levels and (iii) offering incentives for the achievement of cost reduction goals. The Company continued to pursue these strategies during fiscal 1997, which enabled it to increase operating income by $1.6 million to $8.5 million for fiscal 1997 versus $6.9 million for fiscal 1996. However, as a percentage of sales, the Company's operating income decreased from 9.5% for fiscal 1996 to 9.0% for fiscal 1997. The decrease in operating income as a percentage of sales was due primarily to two factors: (i) the effect of the UPS strike in the fourth quar-ter, during which the Company incurred higher freight costs and expenses and a reduction in sales volume and (ii) the inclusion of the results of Peiser's from May 1, 1997. Peiser's has a higher operating cost to sales ratio than the Company's traditional business due primarily to the fact that their smaller per order quantities require a higher degree of labor to pick, pack and ship.

The Company expects to make additional progress in fiscal 1998 in the management of its operating expenses by streamlining administrative functions, continuing to offer cost reduction incentives to employees and continuing to invest addi-tional funds in its MIS infrastructure. The Company has additional space avail-able within its current distribution facilities and believes that it can increase sales significantly without the need for material investments in additional facilities.

Results of Operations

     The following table sets forth for the periods indicated information derived from the consolidated statements of income of the Company expressed as a percentage of net sales. The Company's past operating results are not necessarily indicative of future operating results.

                                             Percentage of Net Sales
                                                   Year Ended
                                 --------------------------------------------
                                 August 30,  August 31,   Sept. 2,    Sept. 3,
                                    1997        1996       1995        1994
                                  -------     -------     -------     -------
Net Sales........................  100.0%      100.0%      100.0%      100.0%
Cost of goods sold...............   74.8        76.3        75.7        75.2
                                   -----       -----       -----       -----
Gross profit.....................   25.2        23.7        24.3        24.8
Operating expenses...............   15.1        13.4        14.7        16.1
Depreciation and amortization....    1.1         0.8         0.5         0.6
Non-recurring executive comp.....      -           -           -         4.7
                                   -----       -----       -----       -----
Operating income.................    9.0         9.5         9.1         3.4
Interest expense.................    0.5         3.7         0.7           -
Other (income) expense, net......   (0.1)       (0.2)       (0.2)       (0.2)
                                   -----       -----       -----       -----
Pre-tax (pro-forma)..............    8.6         6.0         8.6         3.6
Net income (pro-forma)...........    4.8         3.4         5.2         2.2

Years Ended August 30, 1997 (52 weeks) and August 31, 1996 (52 weeks)

     Net Sales increased by $21.9 million, or 30.2%, to $94.4 million for fiscal 1997 versus $72.6 million for the prior year period. The number of customer orders filled increased 49% to approximately 639,000 for fiscal 1997 versus approximately 429,000 for the prior year period. Of the $21.9 million increase in net sales for fiscal 1997, approximately 28% was due to the acquisition of Peiser's, 48% from a full year of sales from Patient-Care, with the balance coming from growth in sales to existing customers. Same store growth in net sales was due primarily to increases in sales to national home health care chains, MCO's and home health agencies. The average order size decreased to $152 for fiscal 1997 versus $173 for the prior year period primarily as a result of the lower order size of sales made to customers of Peiser's.

     During fiscal 1997, gross profit increased both in absolute dollars and as a percentage of sales. Gross profit increased by $6.7 million, or 39%, to $23.8 million for fiscal 1997 versus $17.2 million for the prior year period. Gross profit as a percentage of sales increased to 25.2% for fiscal 1997 versus 23.7% for the prior year period. The increase in gross profit resulted from several ongoing programs including: (i) the negotiation of volume discounts, rebates, promotional allowances and other favorable terms with suppliers and
(ii) the regular evaluation of alternate suppliers to obtain competitive pric-ing and quality products. The gross profit margin was also positively affected during fiscal 1997 by the acquisition of Peiser's (see Note 3). Peiser's has a higher gross profit margin than the Company's traditional business due pri-marily to the smaller quantities per order that it ships to its customers.

     Operating expenses increased by $4.6 million, or 47.5% to $14.3 million for fiscal 1997 versus $9.7 million for the prior year period, and as a percen-tage of net sales, increased to 15.1% for fiscal 1997 versus 13.4% for fiscal 1996. Operating expenses increased due primarily to the support required for higher sales volume and costs associated with the operations of Peiser's. The Company believes that operating expenses as a percentage of net sales will decrease during fiscal 1998 as the Company realizes the benefits of several initiatives designed to better streamline the Company's infrastructure.

     Depreciation and amortization expense increased by $470,000 or 83.6% to $1,032,000 for fiscal 1997 versus $562,000 for the prior year period due pri-marily to the amortization of goodwill associated with the acquisition of Peiser's and a full year of amortization of the goodwill associated with the acquisitions of St. Louis Ostomy and Patient-Care in fiscal 1996.

     Operating income increased by $1.6 million, or 23.1%, to $8.5 million for fiscal 1997 versus $6.9 million for the prior year period. Operating income decreased as a percentage of net sales to 9.0% for fiscal 1997 versus 9.5% for the prior year period. The decrease in operating income as a percentage of sales was due primarily to the effect of the UPS strike in the fourth quarter, during which the Company incurred higher freight costs and a reduction in sales volume.

     Interest expense decreased by $2.2 million, or 83.5%, to $437,000 for fiscal 1997 versus $2.7 million for the prior year period. Interest expense decreased due primarily to lower borrowings as a result of the IPO in October 1996, which was used, in part, to pay off virtually all outstanding debt.

     Income taxes increased by $1.7 million to $3.6 million, or 43.9% of pre-tax income, for fiscal 1997 versus $1.9 million or 44.4% or pre-tax income, for the prior year period. The increase was due primarily to higher operating income in fiscal 1997 versus fiscal 1996.


Years Ended August 31, 1996 (52 weeks) and September 2, 1995 (52 weeks)

     Net Sales increased by $19.9 million, or 37.8%, to $72.6 million for fiscal 1996 versus $52.7 million for the prior year period. The number of customer orders filled increased 39.3% to approximately 429,000 for fiscal 1996 versus approximately 308,000 for the prior year period. Of the $19.9 million increase in net sales, aproximately 56% was due to the acquisition of St. Louis Ostomy, approximately 17% was due to the acquisition of Patient-Care and approximately 27% was due to a 10% growth rate in net sales to existing customers for fiscal 1996. Same store growth in net sales was due primarily to increases in sales to national home health care chains and MCO's. The average order size decreased to $173 for fiscal 1996 versus $175 for the prior year period primarily as a result of the lower order size of sales made to customers of St. Louis Ostomy.

     Gross profit increased by $4.4 million, or 34.4%, to $17.2 million for fiscal 1996 versus $12.8 million for the prior year period while gross margin decreased to 23.7% for fiscal 1996 versus 24.3% for the prior year period. The decrease in gross margin was due primarily to the competitive pricing of pro-ducts sold by the Company to maintain or increase market share, particularly with respect to volume based pricing offered by the Company and the acquisi-tions of St. Louis Ostomy and Patient-Care.

     Operating expenses increased by $1.9 million, or 24.4% to $9.7 million for fiscal 1996 versus $7.8 million for the prior year period, and as a percentage of net sales, decreased to 13.4% for fiscal 1996 versus 14.7% for fiscal 1995. Operating expenses increased due primarily to the support required for higher sales volume and costs associated with the operations of St. Louis Ostomy. The decrease in operating expenses as a percentage of net sales was due primarily to the leveraging of the Company's infrastructure over a larger base of sales and the effect of Company's established budget and expense programs.

     Depreciation and amortization expense increased by $296,000 or 111.3% to $562,000 for fiscal 1996 versus $266,000 for the prior year period due primarily to the amortization of goodwill associated with the acquisitions of St. Louis Ostomy and Patient-Care.

     Operating income increased by $2.1 million, or 43.8%, to $6.9 million for fiscal 1996 versus $4.8 million for the prior year period. Operating income increased as a percentage of net sales to 9.5% for fiscal 1996 versus 9.1% for the prior year period. The increase in operating income as a percentage of net sales was due primarily to increased sales and the Company's ability to leverage its existing operating structure over additional sales volume.

     Interest expense increased by $2.3 million, or 621.6%, to $2.7 million for fiscal 1996 versus $370,000 for the prior year period. Interest expense in-creased as a percentage of net sales to 3.7% for fiscal 1996 versus 0.7% for the prior year period due primarily to borrowings to fund in part the Recap-italization, and the acquisitions of St. Louis Ostomy and Patient-Care.

     Income taxes increased by $1.6 million to $1.9 million, or 44.4% of pre-tax income, for fiscal 1996 versus $358,000, or 7.9% or pre-tax income, for the prior year period. Prior to July 3, 1995, the Company operated as a Subchapter S Corporation and was not subject to federal income taxes. If the Company had not elected Subchapter S Corporation status prior to the Recapitalization, the Company's proforma income tax expense would have been $1.8 million for fiscal 1995.

Years Ended September 2, 1995 (52 weeks) and September 3, 1994 (53 weeks)

     Net sales increased by $5.4 million, or 11.3%, to $52.7 million in fiscal 1995 versus $47.3 million in fiscal 1994. The number of customer orders filled increased 11.6% to approximately 308,000 orders in fiscal 1995 from approximately 276,000 orders in fiscal 1994. The net sales growth in fiscal 1995 was due primarily to increased sales to independent home health care suppliers pursuant to volume based pricing programs and increased penetration of national home health care chains. The average order size remained constant in fiscal 1994 and fiscal 1995 at approximately $176, due to a larger volume of small dollar amount orders under the Stockless Inventory Program in fiscal 1995 which offset the effect of price increases and inflation.

     Gross profit increased by $1.1 million, or 9.2%, to $12.8 million in fiscal 1995 versus $11.7 million in fiscal 1994, while gross margin decreased to 24.3% versus 24.8% in fiscal 1994. The decrease in gross margin was due primarily to the competitive pricing of products sold by the Company to maintain or increase market share, particularly with respect to volume based pricing programs offered by the Company.

     Operating expenses increased by $125,000, or 1.6%, to $7.8 million in 1995 versus $7.6 million in fiscal 1994, and as a percentage of net sales, decreased to 14.7% from 16.1% for the same period. The decrease in operating expenses as a percentage of net sales was due primarily to the reduction in compensation levels related to the Recapitalization.

     There was no non-recurring compensation expense in fiscal 1995, as compared to non-recurring compensation expense of $2.2 million in fiscal 1994.

     Operating income increased by $3.2 million, or 202.7%, to $4.8 million for fiscal 1995 versus $1.6 million for fiscal 1994. The increase in operating income was due primarily to the absence of bonus payments of $2.2 million in fiscal 1995 and is also due to increased sales and decreased operating expenses as a percentage of net sales, offset by declining gross margins. Excluding the effect of the non-recurring compensation, operating income would have increased to $4.8 million in fiscal 1995 from $3.8 million in fiscal 1994, representing 9.1% of net sales in fiscal 1995 and 8.1% of the net sales in fiscal 1994.

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

Liquidity and Capital Resources

     Borrowing capacity under the Company's Credit Facility (the "Credit Facility) is $30 million, and borrowings bear interest at either its lender's Base Rate or LIBOR plus an applicable margin, depending on the Company's earnings. The outstanding borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including a pledge of all of the capital stock of its subsidiaries. The Credit Facility contains covenants which require the Company to maintain certain financial ratios and impose certain limitations and prohibitions on the Company with respect to: (i) incurring additional indebtedness; (ii) the creation of security interests on the assets of the Company; and (iii) the payment of cash dividends on the Common Stock.
At August 30, 1997, the Company was in compliance with such covenants. There were no borrowings outstanding under the Credit Facility at August 30, 1997.
The Company borrowed $3 million on October 10, 1997 for the purpose of acquiring Care Management (see Note 12).

     The proceeds of the Company's initial public offering on October 10, 1996 were used to repay in full all outstanding indebtedness of the Company, in-cluding borrowings under the Credit Facility, retirement of subordinated notes issued to certain stockholders and executive officers of the Company and redemp-tion of the Company's then outstanding Redeemable Preferred Stock. As a result, after giving effect to the offering and the application of the net proceeds therefrom, the Company has no long-term indebtedness, other than amounts which the Company may borrow and reborrow under the Credit Facility to fund working capital and future acquisitions.

     The Company made capital expenditures totaling $232,000, $315,000 and $293,000 in fiscal 1997, 1996, and 1995, respectively. The Company expects to make total capital expenditures of $1.1 million in fiscal 1998, primarily to upgrade and expand its MIS capabilities. In 1997, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

     Other expenses of the Company include the cost of carrying inventory. During the Company's last five fiscal years, the Company had negligible inventory write-offs. Companies which Suburban may acquire may have product lines or operating assets which are not readily salable, which may lead to increased inventory write-offs in the future. At August 30, 1997, the Company maintained an investment in inventory of approximately $6.6 million. The Company's inventory turnover was approximately 11.0 times in fiscal 1997 versus 10.5 times in fiscal 1996 and 11.8 times in fiscal 1995.

     The Company's long-term liquidity needs consist of working capital and capital required to fund future acquisitions. The Company believes that its cash flow from operations and its Credit Facility will be sufficient to fund its operations and potential acquisitions through fiscal 1998.

Impact of Inflation

     The Company does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1996

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1996. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        SUBURBAN OSTOMY SUPPLY CO., INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page

  Report of Independent Public Accountants................................ 19

  Consolidated Balance Sheets at August 30, 1997 and August 31, 1996...... 20

  Consolidated Statements of Income for the Years Ended August 30,
     1997, August 31, 1996 and September 2, 1995.......................... 21

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended August 30, 1997, August 31, 1996 and
     September 2, 1995.................................................... 22

  Consolidated Statements of Cash Flows for the Years Ended August 30,
     1997, August 31, 1996 and September 2, 1995.......................... 23

  Notes to Consolidated Financial Statements.............................. 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Suburban Ostomy Supply Co., Inc.:

We have audited the accompanying consolidated balance sheets of Suburban Ostomy Supply Co., Inc. (a Massachusetts corporation) and subsidiaries as of August 30, 1997 and August 31, 1996, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for the years ended August 30, 1997, August 31, 1996 and September 2, 1995. These financial state-ments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suburban Ostomy Supply Co., Inc., and subsidiaries as of August 30, 1997 and August 31, 1996 and the results of their operations and their cash flows for the years ended August 30, 1997, August 31, 1996, and September 2, 1995, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts
October 13, 1997

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                           CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)

                                       August 30, 1997  August 31, 1996
                                       ---------------  ---------------
                                ASSETS
Current Assets
  Cash and cash equivalents                $ 2,270         $ 1,995
  Accounts receivable, less
    allowances of $638 and $416             12,207           8,625
  Merchandise inventory                      6,611           6,918
  Prepaid expenses and other                   332             667
  Deferred income taxes                        464             474
                                            ------          ------
     Total current assets                   21,884          18,679

Fixed assets, at cost                        2,967           2,037
  Less accumulated depreciation             (1,316)           (923)
                                             -----           -----
Net fixed assets                             1,651           1,114
Goodwill                                    17,312          13,039
Other assets                                   277             298
                                            ------          ------
Total assets                               $41,124         $33,130
                                            ======          ======

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of long-term debt      $   16          $  582
  Accounts payable and accrued expenses      7,608           8,094
  Income taxes payable                           -             175
                                             -----           -----
     Total current liabilities               7,624           8,851
                                             -----           -----
Long-term Liabilities:
  Long-term debt, less current maturities        7          24,455
  Subordinated debt to related parties           -           6,750
  Notes payable to officers                      -           2,500
  St. Louis Note payable, less
     current portion                             -           1,112
  Deferred income taxes                         21              71
                                             -----          ------
     Total long-term liabilities                28          34,888
                                             -----          ------
Redeemable Preferred Stock:
  $.01 par value, $100 redemption value
     plus 10% cumulative return -
     1,000,000 shares authorized; Issued
     and outstanding: 0 and 66,500 shares        -           7,437

Stockholders' Equity (Deficit):
  Common Stock, no par value, 40,000,000 shares
     authorized; Issued and outstanding:
     10,538,503 and 6,223,250 shares at
     August 30, 1997 and August 31, 1996,
     respectively                           47,188             162
  Accumulated deficit                      (13,716)        (18,208)
                                            ------          ------
  Total stockholders' equity (deficit)      33,472         (18,046)
                                            ------          ------
Total liabilities and stockholders'
     equity (deficit)                      $41,124         $33,130
                                            ======          ======

The accompanying notes are an integral part of these consolidated financial statements.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                             Year ended
                                        ---------------------
                               August 30,    August 31,    September 2,
                                  1997          1996          1995
                               ----------    ----------    -----------
Net sales                       $94,440       $72,558       $52,667
Cost of goods sold               70,615        55,398        39,873
                                 ------        ------        ------
   Gross profit                  23,825        17,160        12,794

Operating expenses               14,291         9,689         7,752
Depreciation and amortization     1,032           562           266
                                 ------        ------         -----
   Operating income               8,502         6,909         4,776

Interest expense                    437         2,653           370
Other income, net                  (127)         (126)         (145)
                                 ------        ------         -----
   Income before income taxes     8,192         4,382         4,551

Provision for income taxes        3,599         1,944           357
                                 ------        ------         -----
   Net income                     4,593         2,438         4,194

Accretion of Preferred Stock        101           676           111
                                 ------        ------         -----
Net income applicable to
   common stockholders           $4,492        $1,762        $4,083
                                  =====         =====         =====


Supplemental Pro Forma (Note 2):

   Net income                    $4,853        $4,000        $2,955
                                  =====         =====         =====

   Net income per share            $.44          $.37          $.32
                                    ===           ===           ===
   Weighted average common
   shares outstanding            11,086        10,785         9,334
                                 ======        ======         =====

The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                             Shares of                        Retained    Total
                              Common     Common   Additional  Earnings  Stockholders'
                             Stock, No  Stock, No   Paid-in (Accumulated  Equity
                             Par Value  Par Value   Capital  (Deficit)  (Deficit)
                             --------   ---------   -------   -------    -------
Balance, September 3, 1994      22,000  $2,403     $22      $ 6,637    $ 9,061

 Shares retired                 (2,000)      -       -       (1,199)    (1,199)
 Dividends on common stock
  ($110 per share)                   -       -       -       (2,200)    (2,200)
 Capital contribution                -       -       -          300        300
 Redemption of 19,880
  shares of common stock       (19,880) (2,360)    (22)     (27,690)   (30,071)
 Effect of stock splits      1,859,880       -       -             -         -
 Issuance of 4,340,000
  shares of common stock     4,340,000     100       -             -       100
 Preferred stock accretion           -       -       -          (111)     (111)
 Net income                          -       -       -         4,194     4,194
                             ---------   -----     ---        ------    ------
Balance, September 2, 1995   6,200,000     143       -       (20,069)  (19,926)
 Shares issued under Stock
  Option Plan                   23,250      19       -             -        19
 Capital contribution                -       -       -            99        99
 Preferred stock accretion           -       -       -          (676)     (676)
 Net income                          -       -       -         2,438     2,438
                             ---------   -----     ---        ------    ------
Balance, August 31, 1996     6,223,250     162       -       (18,208)  (18,046)
 Initial public offering     4,192,500  46,016                     -    46,016
 Shares issued under Stock
  Option Plan                   11,642      10       -             -        10
 Acquisition of Peiser's       111,111   1,000       -             -     1,000
 Preferred stock accretion           -       -       -          (101)     (101)
 Net income                          -       -       -         4,593     4,593
                             ---------   -----     ---        ------    ------
Balance, August 30, 1997    10,538,503  47,188       -       (13,716)   33,472
                            ==========  ======     ===        ======    ======


The accompanying notes are an integral part of these consolidated financial statements.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Year ended
                                                August 30, August 31, September 2,
                                                   1997       1996      1995
                                                 --------  ---------   ------
Cash Flows from Operating Activities:
 Net Income                                      $4,492    $2,438     $4,194
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                  1,032       562        266
   Provision for bad debt losses                    334       439         21
   Net (gain) loss on sale of fixed assets            -       (14)        34
   Deferred income tax benefit, net                 (40)     (274)       (16)
   Change in assets and liabilities net of
     effects from purchase of St. Louis
     Ostomy and Patient-Care
       Accounts receivable                         (966)     (657)      (545)
       Merchandise inventory                      1,115    (1,207)      (577)
       Prepaid expenses and other                   420      (282)        12
       Accounts payable and accrued exps         (1,927)      368        668
                                                  -----     -----      -----
Net Cash provided by operating activities         4,460     1,373      4,057
                                                  -----     -----      -----
Cash Flows from Investing Activities:
   Purchase of fixed assets                        (232)     (315)      (294)
   Proceeds from sale of fixed assets                 -       243         10
   Purchase of Peiser's, net of cash acquired    (6,960)        -          -
   Purchase of St. Louis
     Ostomy, net of cash acquired                     -   (10,709)         -
   Purchase of Patient-Care, net of cash acquired     -    (3,403)         -
   Other assets                                    (206)      286        (54)
                                                  -----    ------      -----
Net Cash used in investing activities            (7,398)  (13,898)      (338)
                                                  -----    ------      -----
Cash Flows from Financing Activities:
   Decrease in notes receivable from officers         -       129          -
   Capital contribution from shareholders             -        99        300
   Issuance of common stock                      46,026        19        100
   (Retirement) Issuance of preferred stock      (7,437)        -      6,650
   Dividends paid to stockholders                     -         -     (1,300)
   Repurchase and retirement of common stock          -         -    (28,200)
   Capitalization of financing costs                  -         -       (192)
   Expenses of recapitalization                       -         -       (571)
   Proceeds from issuance of long-term bank
      debt                                            -    16,467     13,580
   Principal repayments of long-term bank debt  (24,432)   (6,164)    (1,000)
   (Retirement of) Proceeds from
      issuance of subordinated debt             (10,944)        -      6,750
                                                  -----    ------     ------
Net Cash provided by (used in) financing
   activities                                     3,213    10,550     (3,883)
                                                  -----    ------     ------
Net (Decrease) Increase in Cash and Cash
  Equivalents                                       275    (1,975)      (164)
Cash and Cash Equivalents, beginning of year      1,995     3,970      4,134
                                                 ------    ------     ------
Cash and Cash Equivalents, end of year           $2,270    $1,995     $3,970
                                                 ======    ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                         SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(1)  INITIAL PUBLIC OFFERING

     On October 10, 1996, the Company sold 3,900,000 shares or 38.5% of its common stock to the public. The Company received net proceeds of $43,524,000, after underwriting discounts and commissions of $3,276,000. On October 21, 1996 the underwriter elected to purchase an additional 292,500 shares, for which the Company received net proceeds of $3,264,300, net of $245,700 in underwriting discounts and commissions. The sales of common stock increased the outstanding number of shares to 10,415,750. Other expenditures related to the offering reduced the net proceeds to the Company to $46,015,714.

     Of the total $46,015,714 net proceeds, $42,472,000 was used to pay down certain of the Company's indebtedness and preferred stock. The Company
     (i) retired an aggregate of $2,500,000 million in subordinated promissory notes issued to executive officers; (ii) repaid $24,455,000 on its Credit Facility; (iii) redeemed its Redeemable Preferred Stock for approximately $7,437,000; (iv) retired $6,750,000 in subordinated promissory notes issued to Summit; and (v) repaid the St. Louis Note for $1,235,000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year

     The Company's fiscal year ends on the Saturday nearest to August 31. Fiscal 1997, fiscal 1996 and fiscal 1995 were all 52 week periods.

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

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Compensation Plans

     At August 30, 1997, the Company has one stock-based compensation plan, which is described in Footnote 8 to the Financial Statements. The Company applies APB Opinion 25 and related interpretations in accounting for its option grants. Accordingly, no compensation cost has been charged against income for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB State-ment 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1997      1996
                                                       ----      ----
     Net income                        As reported   $ 4,853    $ 4,000
                                       Pro forma     $ 4,384    $ 3,987

     Primary earnings per share        As reported   $  0.44    $  0.37
                                       Pro forma     $  0.40    $  0.37


     The effects of applying FAS 123 in this proforma disclosure are not indicative of future amounts. The proforma disclosure does not include awards anticipated in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996: dividend yield of zero; expected volatiity of 29%; a risk-free interest rate of 6.0%, and expected lives of eight years.

     Merchandise Inventory

     Inventory is stated at the lower of cost or market and is accounted for using the weighted moving-average cost method, which approximates the first-in, first-out (FIFO) method.

     Fixed Assets

     The cost of property and equipment is depreciated and amortized over the estimated useful lives of the related assets, as follows:

          Equipment, computers and fixtures    5-7 years       Straight-line
          Leasehold improvements               4-5 years*      Straight line

           (* - or the life of the lease, whichever is shorter)

     Repairs and maintenance costs are expensed as incurred.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(2)  SUMMARY OF SIGNIFIGANT ACCOUNTING POLICIES (CONTINUED)

     Long-Lived Assets

     During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets (SFAS 121). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

     Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in the purchase of St. Louis Ostomy, Patient-Care and Peiser's (see Note 3). Goodwill is being amortized on a straight-line
     basis over an estimated useful life not exceeding 25 years.   Accumulated
     amortization at August 30, 1997 and August 31, 1996 was $900,000 and $277,000, respectively. The carrying value of goodwill is evaluated when-ever events or changes in circumstances indicate that the current useful life has diminished. If undiscounted cash flows over the remaining amorti-zation period indicate that goodwill may not be recoverable, the carrying value of goodwill will be reduced.

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

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Common Stock Equivalents

     The Common Stock equivalents used to calculate supplemental pro forma net income per share represent, in periods in which they have a dilutive effect, the effect of common shares contingently issuable from stock options and warrants using the treasury-stock method. Additionally, stock, options and warrants issued within one year prior to the filing of the Registration Statement (see Note 1) are considered issued and outstanding for the periods presented using the treasury stock method.

     Supplemental Pro Forma Net Income Per Share

     Prior to the Recapitalization on July 3, 1995, the Company elected to be taxed as a Subchapter S corporation, and accordingly, was not subject to federal income taxes and certain state income tax jurisdictions. Further, the Company repaid borrowings under the Credit Facility, the Summit Notes, the Management Notes, the St. Louis Note and related accrued interest thereon with a portion of the net proceeds from the public offering of Common Stock on October 10, 1996.

     Supplemental pro forma net income per share for the years ended August 30, 1997, August 31, 1996 and September 2, 1995 have been calculated (1) as if the Company had been subject to federal and state income taxes for 1996 and 1995 and (2) as if, at the beginning of the respective periods, the Company had sold, at an offering price of $12.00 per share, shares of Common Stock sufficient to fund the July 3, 1995 Recapitalization and repay indebtedness incurred in 1996 to finance the acquisitions of St. Louis Ostomy and Patient-Care.

     The weighted average number of shares is the actual weighted average number of shares of Common Stock or equivalents thereof outstanding effected for the Recapitalization as if it had occurred September 4, 1994, plus (1) for the year ended September 2, 1995, the additional shares of Common Stock sufficient to fund the Recapitalization (2,450,000) and (2) for the year ended August 31, 1996 the 4,192,500 shares of Common Stock that were sold in connection with the public offering (see Note 1).

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Supplemental Pro Forma Net Income Per Share (Continued)

     Supplemental pro forma net income per share has been calculated as follows (in thousands):

                                                      Year Ended
                                          August 30,  August 31,  September 2,
                                             1997        1996        1995
                                          ---------    --------    ----------
Historical income before taxes            $8,192       $4,383       $4,552
Provision for income taxes                (3,599)      (1,944)      (1,821)
Reversal of interest charges and
   amortization of deferred financing
   costs relating to debt treated as
   being repaid, net of tax                  260        1,561          224
                                           -----        -----         ----
Supplemental pro forma net income         $4,853       $4,000       $2,955
                                           -----        -----        -----
Supplemental pro forma net income per
    share                                 $  .44       $  .37       $  .32
                                             ===          ===          ===
Supplemental pro forma weighted
    average shares outstanding            11,086       10,785        9,334
                                          ======       ======        =====

     In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock.
     SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require the restatement of prior years' earnings per share. The Company will adopt SFAS 128 for its quarter ended February 28, 1998. Assuming SFAS 128 had been implemented, basic earnings per share would have been $0.46, $0.40 and $0.34 for fiscal years 1997, 1996 and 1995, respectively. Under SFAS 128, diluted earnings per share would not have differed from the net income per share disclosed on the income statement.


     Reclassifications

     Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(3)  ACQUISITIONS

     Fiscal 1996

     On January 22, 1996, the Company acquired all of the outstanding common stock of St. Louis Ostomy, a Missouri corporation, for an aggregate purchase price, including expenses, of approximately $12,364,000, of which $1,235,000 was paid through the issuance of a subordinated promissory note (see Note 4). On June 14, 1996, the Company acquired all of the outstanding common stock of Patient-Care, a California corporation, for an aggregate purchase price, including expenses, of approximately $4,200,000, of which $375,000 is payable on the first anniversary of the closing, subject to set off (Patient-Care Deferred Payment) (see Note 4). The acquisitions were accounted for as purchases and, accordingly, the results of operations of St. Louis Ostomy and Patient-Care are included in the consolidated financial statements from January 22, 1996 and June 14, 1996, respectively. The purchase prices were allocated to the net assets acquired based on their estimated fair values, which resulted in approxi-mately $10,888,000 and $2,435,000 of goodwill for St. Louis Ostomy and Patient-Care, respectively (see Note 2). The acquisitions were financed using bank debt (see Note 4).

     Fiscal 1997

     On May 1, 1997, the Company acquired all of the outstanding common stock of Peiser's, an Illinois corporation, for an aggregate purchase price, including expenses, of approximately $8,000,000, of which $7 million was paid in cash and $1 million in the Company's Common Stock. The acquisition was accounted for as a purchase and the results of operations of Peiser's are included in the consolidated financial statements from May 1, 1997. The purchase prices were allocated to the net assets acquired based on their estimated fair values, which resulted in approximately $4.9 million of goodwill (see Note 2). The acquisition was financed using cash from operations and investment accounts.

     On an unaudited pro forma basis, assuming Peiser's had been acquired on August 31, 1996, the Company's net sales, net income and earnings per share for fiscal 1997 would have been approximately $106.5 million, $5.1 million and $0.49, respectively. Had the acquisitions of Peiser's, St. Louis Ostomy and Patient-Care all occurred on September 2, 1995 the Company's unaudited pro forma net sales, net income and earnings per share for fiscal 1996 would have been approximately $111.6 million, $2.4 million and $0.43, respectively.

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(4)    DEBT

     Debt consisted of the following at August 30, 1997 and August 31, 1996


                                                     1997      1996
                                                    ------    ------
Secured loans, payable to BankBoston (the Bank),
    interest rates at August 31, 1996
    ranging from 7.40% to 8.75%                      $  -     $24,428
Summit Notes due June 30, 2000, interest payable
    quarterly at 12%                                    -       6,750
Management Notes due June 30, 2000, interest
    payable quarterly at 12%                            -       2,500
St. Louis Note                                          -       1,235
Patient-Care Deferred Payment                           -         375
Equipment capital leases                               23         111
                                                      ---      ------
                                                        -     $35,399
Less: Current Maturities                               16         582
                                                      ---      ------
                                                     $  7     $34,817
                                                      ===      ======

     On July 3, 1995, the Company entered into the Credit Facility with the Bank for $16,000,000. Of the $13,580,000 initial drawdown by the Company, $13,500,000 was used to repurchase certain outstanding Common Stock in connection with the Recapitalization. During 1996, the Credit Facility was increased by $9,000,000 and $5,000,000 to facilitate the Company's acquisitions of St. Louis Ostomy and Patient-Care, respectively (See Note 3.) In connection with the Credit Facility amendment, the Company pro-vided the Bank with warrants to purchase 86,180 shares of the Company's Common Stock at $.81 per share (the Bank Warrant). The Bank Warrant may also be converted into that number of shares of Common Stock determined by multiplying the number of shares subject to the Bank Warrant (for which the conversion right is being exercised) by a fraction, the numerator of which is the difference between the market price of one share of Common Stock and the per share exercise price of the Bank Warrant, and the de-nominator of which is the market price of one share of Common Stock. For purpose of the Bank Warrant, the market price of one share of Common Stock of the Company shall be determined either according to the trading price of the Common Stock during the ten days preceding the exercise of the warrant, or, if the Common Stock does not trade on a national securities

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997
(4)  DEBT (CONTINUED)

     exchange and is not quoted on the NASDAQ National Market, by agreement between the Company and the Bank. Should the Company prepay the outstand-ing borrowings and terminate the related Credit Facility, the Bank may request that the Company redeem the warrants from the Bank for $90,000. The warrants expire in January 2006. The difference between the $1.61 fair value per share of Common Stock at the grant date and the exercise price has been treated as a debt discount and was fully amortized as of August 30, 1997. Advances made under the Credit Facility bear interest at either the Bank's base rate (8.5% at August 30, 1997) or the LIBOR rate (5.63% at August 30, 1997) plus an applicable margin. The applicable margin for the LIBOR advances ranges from 1.0% to 1.75% based on the level of the Leverage Ratio as defined in the Credit Facility. Interest is payable monthly in arrears. The average daily unused line bears a commitment fee of .25% per annum payable quarterly.

     The Credit Facility was fully paid down during October 1996 using a portion of the proceeds from the public offering (see Note 1). As of August 30, 1997 there no borrowings outstanding under the Facility and the Company was in full compliance with all debt covenants. The total amount of credit available under the Facility at August 30, 1997 was $30 million. Subsequent to year end, on October 10, 1997, $3 million was drawn on the Facility to fund the acquisition of Care Management, Inc. (see Note 12).

     On July 3, 1995, the Company issued at face value, the Summit Notes. The proceeds were used to fund the Recapitalization. Also in connection with the Recapitalization, the Company issued the Management Notes for the repurchase of a portion of their outstanding stock. Both the Summit Notes and the Management Notes bear interest at 12% per annum, and were repaid during October 1996 using a portion of the proceeds from the public offering (see Note 1).

     In connection with the acquisition of St. Louis Ostomy (see Note 3), the Company issued the St. Louis Note. The St. Louis Note was repaid during October 1996 using a portion of the proceeds from the public offering (see Note 1).

     A portion of the Patient-Care acquisition purchase price (see Note 3) was deferred until June 1997. The deferred payment bears interest at 8% per annum. The payment, with interest, was made in June 1997.

                         SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997
(5)  INCOME TAXES

     Effective July 3, 1995, the Company's tax status changed from a Subchapter S Corporation to a C Corporation, and accordingly, it is subject to federal and state income taxes. Deferred tax assets and liabilities were not material at the conversion date. The Company accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is an asset and liability method.
     The provision (benefit) for income taxes for the years ended August 30, 1997, August 31, 1996 and September 2, 1995 consisted of the following:

                              1997      1996      1995
                             -----     ------     ----
U.S. Federal-
         Current             $2,610    $1,510     $ 88
         Deferred               (62)      (99)     (12)
State-
         Current              1,076       584      285
         Deferred               (25)      (51)      (4)
                              -----     -----      ---
                             $3,599    $1,944     $357
                              =====     =====      ===

     Under SFAS No. 109, net current deferred tax assets or liabilities and net long-term deferred tax assets or liabilities are reported separately in the Company's balance sheets.
     The effect of temporary differences which give rise to a significant portion of deferred taxes are as follows at August 30, 1997 and August
     31, 1996:

                                                      1997    1996
                                                      ----    ----
Deferred tax assets
  Reserves and accruals not yet deductible for tax
      purposes                                        $412    $408
  Inventory basis differences                           65      62
  Other                                                 19      13
                                                       ---     ---
       Total deferred tax assets                       496     483
                                                       ---     ---
Deferred tax liabilities-
  Property basis differences                           (35)    (80)
  Other                                                (18)      -
                                                       ---     ---
     Total deferred tax liabilities                    (53)    (80)
                                                       ---     ---
     Net deferred tax assets                          $443    $403
                                                       ===     ===

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(5)  INCOME TAXES (CONTINUED)

     During fiscal 1994, the Company was operating as a Subchapter S Corpora-tion and was not subject to federal income taxes. The provision for income taxes in the accompanying statement of operations represents certain state tangible and net worth taxes. A reconciliation of tax on income at the federal statutory rate to the recorded income tax provision for fiscal 1997, 1996 and 1995 is presented below:

                                                       1997     1996     1995
                                                      ------   ------   ------
     Tax provision at statutory rate                  $2,785   $1,490   $1,547
     State tax provision, net of federal taxes           649      352      304
     Subchapter S Corporation earnings not subject
       to federal and state income taxes                   -        -   (1,599)
     Subchapter S Corporation related taxes                -        -      168
     Book expenses not deductible for tax purposes       324      107        -
     Other                                              (159)      (5)     (63)
                                                       -----    -----    -----
            Recorded income tax provision             $3,599   $1,944   $  357
                                                       =====    =====    =====

(6)  RETIREMENT PLAN

     The Company has adopted a qualified, noncontributory defined contribution retirement plan which covers all employees who have completed one year of service and who have reached age 21. Employees qualify for benefits upon reaching the age of 62, however, an employee cannot receive benefits from the defined contribution retirement plan until actual retirement. Vesting begins at 20% after two years of employment and is increased by 20% each subsequent year until full vesting occurs. Retirement plan contributions are made at the discretion of the Company. During fiscal 1997, 1996 and 1995 company contributions to the plan were approximately $193,000, $175,000 and $191,000, respectively.

(7)  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company occupies six warehouse facilities and a corporate office building (which includes a warehouse) under operating leases expiring at various dates through 2006. Two of the warehouses and the Company's corporate office and warehouse facility in Holliston, Massachusetts, are leased from related parties (see Note 10).

     Certain of the Company's leased premises are subject to renewal options at their fair rental values at the time of renewal. Rent expense for fiscal

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(7)  COMMITMENTS AND CONTINGENCIES (CON'T)

     1997, 1996 and 1995, under all operating leases, including certain motor vehicle and equipment leases, amounted to approximately $973,000, $810,000 and $702,000 (net of sublease income of approximately $11,000 and $42,000 in fiscal 1996 and 1995), respectively.

     At August 30, 1997, approximate future minimum lease payments for the next five years and thereafter under noncancelable operating leases, including $597,000 in each year from 1998 through 2002 and $2,042,000 thereafter, to related parties, are as follows:

                   Fiscal Year     Amount

                      1998        $1,098,000
                      1999           877,000
                      2000           885,000
                      2001           793,000
                      2002           677,000
                   Thereafter      2,042,000
                                  ----------
                                  $6,372,000
                                  ==========

     Employment Contracts

     In connection with the Recapitalization, on July 3, 1995, the Company entered into employment and noncompetition agreements (the Employment Agreements) with five executive officers. The Employment Agreements provide for an employment term through July 1, 2000, after which the term will be automatically renewed on an annual basis unless written notice to the contrary is given at least 90 days in advance by either party. The Employment Agreements provide for an aggregate initial annual base salary of $690,000, subject to such annual increases as may be determined by the Board of Directors, as well as certain benefits and reimbursement of expenses. Should employment be terminated by the Company for any reason other than cause (as defined in the Employment Agreements) the officer shall be entitled to receive all salary and bonus earned through the termination date plus an additional 12 months of salary.

     Upon the acquisition of Peiser's (see Note 3), the Company executed employment agreements with four executives of Peiser's to remain in the employ of the Company. The agreements have three to five year terms and provide for an annual base salary plus bonuses based on certain perform-ance objectives, as well as certain benefits and reimbursement of expenses. Should employment be terminated by the Company for any reason other than cause, as defined in the agreements, the officers are entitled to receive all salary and bonuses earned through the termination date plus an additional 12 months of salary.

                          SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(8)  STOCK TRANSACTIONS

     On July 3, 1995, in connection with the Recapitalization, the Company adopted an incentive stock option plan (the Stock Option Plan) under which 688,820 shares of Common Stock have been authorized. In July 1995, the Company granted options to certain officers to purchase a total of 620,000 shares of Common Stock. In October 1995 and March 1997, the Company granted to certain employees options to purchase 29,450 and 17,180 shares, respectively, of Common Stock. The exercise prices of the options granted in July 1995, October 1995 and March 1997 are $0.81, $1.61 and $10.63 per share, respectively. The options vest over seven years at rates set forth in the Stock Option Plan agreement and are exercisable for a ten year period.

     In addition, the Company granted options to purchase 20,000 shares of Common Stock in April and June 1997 to two Directors. The exercise prices of these non-qualified stock options are $8.94 and $10.94, respectively. These options vest over three years and are exerciseable for a ten year period.

     As part of the purchase of Peiser's on May 1, 1997 (see Note 3), the Company issued 90,000 options to purchase shares of Common Stock to an officer of Peiser's, at an exercise price of $8.97. The options vest over five years and are exerciseable for a ten year period.

     In all option grants, the exercise price is not less than estimated fair market value on the grant date.

     A summary of option activity is presented below:
                                                               Weighted Avg
                                                Weighted Avg   Remaining
                                       Shares  Exercise Price  Contractual Life
                                      -------  --------------- ---------------
  Options granted                     620,000       $0.81

  Outstanding at September 2, 1995    620,000        0.81          9.9 years

     Granted                           29,450        1.61
     Exercised                        (23,250)       0.81
                                      -------
  Outstanding, August 31, 1996        626,200        0.84          8.9 years

     Granted                          127,180        9.32
     Exercised                        (11,642)       0.85
     Terminated                       ( 5,724)       3.32
                                      -------
  Outstanding, August 30, 1997        736,014        2.29          8.25 years
                                      =======

Options exercisable, August 30, 1997  228,299        0.95
                                      =======

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(9)  STOCK TRANSACTIONS (CONTINUED)

     The grants made during 1997 have exceeded the amount available under the Stock Option Plan as approved by the Stockholders. At the next Annual Meeting of Stockholders of the Company on February 11, 1998, the Board of Directors will recommend approval of, and certain Stockholders of the Company have agreed to vote in favor of, a proposal to increase the number of shares authorized, and to include such grants, under the Stock Option Plan.

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

(9)  SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash payments for interest and income taxes and certain noncash transactions were as follows for the years indicated:

                                                     Year Ended
                                        August 30,  August 31,   September 2,
                                           1997         1996        1995
                                        ----------   --------    ----------
Interest                                 $  437       $2,601      $   51
Income taxes                              3,934        2,147         150
Issuance of subordinated note to
  acquire net assets of St.Louis Ostomy       -        1,235           -
Issuance of subordinated note to
  acquire net assets of Patient-Care          -          375           -
1996 unpaid dividends contributed by
  stockholders back to the Company            -           99           -
Issuance of 12% note payable on June 30,
  2000 for repurchase of common stock         -            -       2,500
Issuance of 200 shares of preferred
  stock for certain Recapitalization fees     -            -         200
Accretion of preferred stock                101          676         111
Transfer of cash surrender value of life
  insurance to officers                       -            -         310
Exchange of notes payable by officers
  for cash surrender value of life
  insurance                                   -            -         235

                        SUBURBAN OSTOMY SUPPLY CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 30, 1997

(10) OTHER RELATED PARTY TRANSACTIONS

     The stockholders of the Company and, in certain cases, two of its officers, participate in three partnerships with which the Company has entered into certain transactions. The Company leases warehouse facilities in Holliston, Massachusetts; Atlanta, Georgia; and South Bend, Indiana, from related parties under 15 and 10 year leases expiring in fiscal 2006, 2006 and 2003, respectively. Rent expense under these leases amounted to approximately $600,000, $598,000 and $591,000 for 1997, 1996 and 1995,
     respectively. In the opinion of the Company, the rent paid to related parties is not materially different than the amounts which would be paid to third parties for comparable space. In July 1995, the Company was released from the guarantee of repayment of a mortgage loan on the Atlanta facility.

     In December 1995, the Company sold an automobile with a net book value of $2,000 to one of the executives for $20,000.

(11) LIFE INSURANCE ON KEY EXECUTIVES

     On June 30, 1995, $5,000,000 of life insurance for two key executives which had previously been carried by the Company was transferred back to the executives. In the event of either individual's death, the proceeds of this insurance were to be used to repurchase the individual's stock in the Company at book value. In return for the transfer of the insurance, the executives exchanged certain notes payable to them from the Company and issued notes payable of $129,520 in the amount of the difference between the old notes payable and the cash surrender value of the insurance plus prepaid insurance premiums at the date of transfer. The entire amount was paid in full by the executives during the year ended August 31, 1996.

(12) SUBSEQUENT EVENTS

     On October 10, 1997 the Company acquired all of the outstanding common stock of Care Management, Inc., a Texas corporation, for an aggregate purchase price of approximately $3.7 million, which was paid in cash. The acquisition will be accounted for as a purchase and the results of operations of Care Management will be included in the consolidated financial statements of the Company beginning October 10, 1997. The purchase price has been allocated to the net assets acquired based on their estimated fair values. The acquisition was financed with cash from operations and by borrowing $3 million from the Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on February 11, 1998.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, REPORTS ON FORM 8-K.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

 To Suburban Ostomy Supply Co., Inc.:

 We have audited in accordance with generally accepted auditing standards the consolidated financial statements as of August 30, 1997, August 31, 1996 and September 2, 1995 and for the years then ended, included in Suburban Ostomy Supply Co., Inc.'s Form 10-K and have issued our report thereon dated October 21, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on the following page of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

 Boston, Massachusetts
 October 13, 1997

               Suburban Ostomy Supply Co., Inc. and Subsidaries

                Schedule II - Valuation and Qualifying Accounts
          For the Period From September 3, 1994 through August 31, 1997
                             (in thousands)

                            Balance at  Charged to        Deductions   Balance at
                             Beginning  Costs and         Write-offs      End
                             of Period  Expenses   Other  of Bad Debt  of Period
                             ---------  ---------  -----  -----------  ----------
Year ended September 2, 1995
   Accounts Receivable         $ 25       $ 21     $  -       $ 21      $ 25
                                ===        ===      ===        ===       ===
Year ended August 31, 1996
   Accounts Receivable         $ 25       $439     $180 (1)   $228      $416
                                ===        ===      ===        ===       ===
Year ended August 30, 1997
   Accounts Receivable         $416       $334     $185 (2)   $297      $638
                                ===        ===      ===        ===       ===


----------------
(1) Represents $104,942 accounts receivable allowance of St. Louis Ostomy acquired on January 22, 1996 and $75,297 accounts receivable allowance of Patient-Care acquired on June 14, 1996.

(2) Represents $185,000 accounts receivable allowance of Peiser's, Inc. acquired on May 1, 1997

(a) The following documents are filed as a part of this report:

1. Financial Statements listed in the index to financial statements on page 18 of this report.

2.  Exhibits

*3.1    Restated Articles of Organization, as amended of the Company.
*3.2    Amended and Restated Bylaws of the Company
*10.1   Suburban Ostomy Supply Co., Inc. Stock Option Plan
*10.2   Stock Option Agreement with Herbert Grey, dated July 3, 1995
*10.3   Stock Option Agreement with Donald Benovitz, dated July 3, 1995
*10.4   Stock Option Agreement with Stephen N. Aschettino, dated July 3, 1995
*10.5   Stock Option Agreement with John Manos, dated July 3, 1995
*10.6   Employment Agreement with Herbert Gray, dated July 3, 1995
*10.7   Employment Agreement Donald Benovitz, dated July 3, 1995
*10.8   Employment Agreement with Stephen N. Aschettino, dated July 3, 1995
*10.9   Employment Agreement with Patrick Bohan, dated July 3, 1995
*10.10  Employment Agreement with John Manos, dated July 3, 1995
*10.11  $1,000,000 12% Non-Negotiable Subordinated Promissory Note of
            the Company issued to Melvin Aronson, dated July 3, 1995
*10.12  $1,000,000 12% Non-Negotiable Subordinated Promissory Note of
            the Company issued to Melvin Aronson, dated July 3, 1995
*10.13  $375,000 12% Non-Negotiable Subordinated Promissory Note of
            the Company issued to Donald Benovitz, dated July 3, 1995
*10.14  $62,500 12% Non-Negotiable Subordinated Promissory Note of
            the Company issued to Stephen N. Aschettino, dated July 3, 1995 *10.15 $62,50012% Non-Negotiable Subordinated Promissory Note of the
            Company issued to Patrick Bohan, dated July 3, 1995
*10.16  Credit Agreement between the Company and The First National
            Bank of Boston, dated July 3, 1995.
*10.17  First Amendment to Credit Agreement among the Company, the
            Bank and St. Louis Ostomy, dated January 22, 1966.
*10.18  Second Amendment to Credit Agreement among the Company, the
            Bank and St. Louis Ostomy, dated June 14, 1996
*10.19  Proposed terms and conditions of Amended Credit Facility from the Bank
*10.20  Warrant to purchase shares of Common Stock issued to the
            Bank, dated January 22, 1996
*10.21  Stock Purchase Agreement relating to the Purchase of St.
            Louis Ostomy by the Company dated January 22, 1996
*10.22  Non-Competition Agreement between the Company and Michael J.
            Quinn, dated January 22, 1996
*10.23  $1,235,000 10% Subordinated Promissory Note of the Company
            issued to Michael J. Quinn, dated January 22, 1996
*10.24  Employment Letter Agreement between the Company and Michael
            J. Quinn, dated January 22, 1996
*10.25  Stock Purchase Agreement relating to the Purchase of
            Patient-Care by the Company, dated June 14, 1996
*10.26  Escrow Agreement among the Company and the Stockholders of
            Patient-Care, dated June 14, 1996

*10.27  Non-Competition Agreement by Nate Spunt for the benefit of the Company and Patient-Care, dated June 14, 1996
*10.28  Employment Agreement between Patient-Care and John Somers, dated June 14, 1996
*10.29  UPS Ground Incentive Program Contract Carrier Agreement
            between the Company and Patient-Care, dated June 14, 1996 *10.30 Letter Agreement between the Company and UPS, dated August 23, 1995 *10.31 UPS Consignee Billing Contract Courier Agreement between the
            Company and UPS, dated September 23, 1995

t10.32  Third Amendment to Credit Agreement among the Company, the Bank,
            St. Louis Ostomy and Patient-Care dated October 8, 1996

+10.33  Stock Purchase Agreement relating to the Purchase of
            Peiser's by the Company, dated May 1, 1997
+10.34  Escrow Agreement among the Company and the Stockholders of
            Peiser's dated May 1, 1997
+10.35  Employment Agreement between Peiser's and Barry D. Derman, dated May 1, 1997

--------------------
*    Incorporated by reference to the exhibits to the Registration
            Statement No. 333-6621 on Form S-1 filed by the Company with the Securities and Exchange Commission

+    Incorporated by reference to the exhibits to the Form 8-K regarding the acquisition of Peiser's, Inc. filed with the Securities and Exchange Commission in July 1997

t    Attached as part of this Form 10-K




(b)   Reports on Form 8-K
            The Company did not file any report on Form 8-K during the last quarter covered by this report.

                                  SIGNATURES

    Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

November 25, 1997
                       By:    /s/ HERBERT P. GRAY
                          -------------------------------------------
                              Herbert P. Gray
                              Chief Executive Officer and Director

November 25, 1997
                       By:    /s/ DONALD H. BENOVITZ
                          -------------------------------------------
                              Donald H. Benovitz
                              President and Director

November 25, 1997
                       By:    /s/ STEPHEN N. ASCHETTINO
                          -------------------------------------------
                              Stephen N. Aschettino
                              Vice President, Chief Financial Officer
                              and Treasurer
                              (Principal Financial and Accounting Officer)

November 25, 1997
                       By:    /s/ BARRY D. DERMAN
                          -------------------------------------------
                              Barry D. Derman
                              President, Peiser's, Inc. and Director

November 25, 1997
                       By:    /s/ MARTIN J. MANNION
                          -------------------------------------------
                              Martin J. Mannion
                              Director

November 25, 1997
                       By:    /s/ JOSEPH F. TRUSTEY
                          -------------------------------------------
                              Joseph F. Trustey
                              Director

November 25, 1997
                       By:    /s/ WILLIAM GREEN
                          -------------------------------------------
                              William Green
                              Director

November 25, 1997
                       By:    /s/ RICHARD F. BELLOFF
                          -------------------------------------------
                              Richard F. Belloff
                              Director