Form 10-K/A
period 1997-08-30
SUBURBAN OSTOMY SUPPLY CO INC
filed 1997-12-01
CIK 1016872

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of shares held by non-affiliates of the registrant as of November 20, 1997 was $55,987,557. 10,538,622 shares of the Common Stock of Suburban Ostomy Supply Co. Inc., no par value, were outstanding on November 20, 1997.

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

This AMENDMENT NO. 1 to our Annual Report on Form 10-K for the period ended August 30, 1997 is being submitted for the purpose of filing the Financial Data Schedule, which was inadvertently not included with the original EDGAR submission.




                                  SIGNATURES

    Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


November 28, 1997
                       By:    /s/ DONALD H. BENOVITZ
                          -------------------------------------------
                              Donald H. Benovitz
                              President and Director

November 28, 1997
                       By:    /s/ STEPHEN N. ASCHETTINO
                          -------------------------------------------
                              Stephen N. Aschettino
                              Vice President, Chief Financial Officer
                              and Treasurer
                              (Principal Financial and Accounting Officer)