Form 10-Q
period 1997-11-29
SUBURBAN OSTOMY SUPPLY CO INC
filed 1998-01-20
CIK 1016872

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             --------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended November 29, 1997


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                        SUBURBAN OSTOMY SUPPLY CO., INC.



        MASSACHUSETTS                      5047                  04-2675674
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer incorporation or organization) Classification Code Number) Identification No)


                              75 OCTOBER HILL ROAD
                              HOLLISTON, MA 01746
                                (508) 429-1000


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

         Title of each class       Name of each exchange on which registered
         -------------------       -----------------------------------------
     Common Stock, no par value                     NASDAQ


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.      Yes [ ]          No [X]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practical date. As of December 31, 1997 there were 10,538,622 shares of the Registrant's Common Stock outstanding.

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                        NOVEMBER 29, 1997  AUGUST 30, 1997
                                        _________________  _______________
                                            (unaudited)
                                    ASSETS
Current Assets
 Cash and cash equivalents                     $ 2,202       $ 2,270
 Accounts receivable, less allowances
     of $729 and $638                           12,748        12,207
 Merchandise inventory                           8,140         6,611
 Prepaid expenses and other current assets         518           332
 Deferred income taxes                             516           464
                                                ______        ______
     Total current assets                       24,124        21,884

 Fixed assets, net                               1,883         1,651
 Goodwill                                       19,166        17,312
 Other long-term assets                            139           277
                                                ______        ______
     Total assets                              $45,312       $41,124
                                                ======        ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt             $    --       $    16
 Accounts payable and accrued expenses           8,692         7,608
                                                ______        ______
     Total current liabilities                   8,692         7,624

Long-term Liabilities:
 Long-term debt, less current portion               --             7
 Bank line of credit                             2,000            --
 Deferred income taxes                              35            21
                                                 _____        ______
                                                 2,035            28
Stockholders' Equity:
 Common Stock, no par; 40,000,000 shares
   authorized; issued and outstanding -
   10,538,622 and 10,538,503 shares             47,188        47,188
 Accumulated deficit                           (12,603)      (13,716)
                                                ______        ______
     Total stockholders' equity                 34,585        33,472
                                                ______        ______
Total liabilities and stockholders' equity     $45,312       $41,124
                                                ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                   THREE MONTHS ENDED
                                         NOVEMBER 29, 1997  NOVEMBER 30, 1996
                                         _________________  _________________
Net sales                                     $27,490           $21,963
Cost of goods sold                             19,853            16,845
                                               ______            ______
    Gross margin                                7,637             5,118

Operating expenses                              5,160             2,797
Depreciation and amortization                     359               213
                                               ______            ______
    Operating income                            2,118             2,108

Interest income                                    50                73
Interest expense                                  (64)             (415)
Other (expense) income                            (22)              (26)
                                               ______            ______
    Income before income taxes                  2,082             1,740

Provision for income taxes                        969               769
                                               ______            ______
    Net income                                  1,113               971

Accretion of Preferred Stock                       --               101

    Net income applicable to common            ______            ______
      stockholders                            $ 1,113           $   870
                                               ======            ======

    Net income per share                      $  0.10
                                               ======
    Weighted average common shares
      outstanding                              11,189
__________________________________
Supplemental Pro Forma (see Note 2):

    Net income                                    n/a           $ 1,231
                                                                 ======
    Net income per share                          n/a              $.11
                                                                   ====
    Weighted average common shares
      outstanding                                                10,919

The accompanying notes are an integral part of these consolidated financial statements.

                       SUBURBAN OSTOMY SUPPLY CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                     THREE MONTHS ENDED
                                                 NOVEMBER 29,   NOVEMBER 30,
                                                    1997           1996
                                                 ____________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 1,113        $  971
Adjustments to reconcile net income to cash
 from operating activities:
   Depreciation and amortization                       359           213
 Changes in assets and liabilities, net
  of effects from acquisition of Care Management
   Accounts receivable                                 647           841
   Merchandise inventory                              (850)         (266)
   Prepaid expenses and other                         (108)          170
   Accounts payable and accrued expenses               134          (390)
                                                     _____         _____
Net cash from operating activities                   1,295         1,539

CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                            (133)          (13)
  Purchase of Care Management,
     net of cash acquired                           (3,134)           --
  Other assets and goodwill                            (73)           49
                                                    ______         _____
Net cash used by investing activities               (3,340)           36

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing under line of credit                 2,000            --
  Issuance of common stock, net of
    issuance costs                                      --        46,016
  Retirement of preferred stock                         --        (7,538)
  Repayments of long-term bank debt, net               (23)      (24,449)
  Repayments of subordinated debt                       --       (10,485)
                                                    ______        ______
Net cash from financing activities                   1,977         3,544

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (68)        5,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       2,270         1,995
                                                    ______        ______
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 2,202       $ 7,114
                                                    ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                      SUBURBAN OSTOMY SUPPLY COMPANY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting prin-ciples for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the fi-nancial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended November 29, 1997 are not necessarily indicative of the results that may be ex-pected for the year ending August 29, 1998 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements, notes and other information included in the Company's latest Form 10-K. Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

(2)  SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

     Supplemental pro forma net income per share for the three months ended November 30, 1996 has been calculated, as if as of September 3, 1995, the Company had sold the 3.9 million shares of Common Stock sufficient to fund the July 3, 1995 Recapitalization and repay indebtedness incurred to finance two acquisitions.

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

                                                  QUARTER ENDED
                                                NOVEMBER 30, 1996
     (in thousands, except per share amounts)   _________________

     Historical income before taxes                   $1,740
     Provision for income taxes                         (769)
     Reversal of interest charges and amorti-
      zation of deferred financing costs relating
      to debt treated as being repaid, net of tax        260
                                                       _____
     Supplemental pro forma net income                $1,231
                                                      ======
     Supplemental pro forma net income per
                 share                                $  .11
                                                      ======
     Supplemental pro forma weighted average
      shares outstanding                              10,919

                      SUBURBAN OSTOMY SUPPLY COMPANY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopt-ed, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended Feb-ruary 28, 1998. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.11 and $0.12 for the three month periods ended November 29, 1997 and November 30, 1996, respectively. Under this Statement, diluted earnings per share would not have differed from the net income per share disclosed on the income statement.

(4)  ACQUISITION OF CARE MANAGEMENT

     On October 10, 1997, Suburban Ostomy acquired all the outstanding capital stock of Care Management, a medical supply management company, for an aggregate consideration of approximately $3.1 million in cash. The cost of the acquisition exceeded the estimated fair market value of the net assets acquired by approximately $1.9 million, which has been included on the Consolidated Balance Sheet under goodwill. The Company has accounted for the transaction as a purchase and the Consolidated Income Statement includes Care Management's results from October 10, 1997 through November 29, 1997.

(5)  SUBSEQUENT EVENT

     On December 17, 1997, Invacare of Ohio announced a tender offer for all the outstanding common stock of Suburban Ostomy. The offer of $11.75 per common share has been agreed to by management and a majority of Company stockholders. The effective date of the purchase is expected to be January 31, 1998, at which time Suburban Ostomy will become a wholly owned subsidiary of Invacare.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

     On October 10, 1997, Suburban Ostomy acquired all of the outstanding stock of Care Management for approximately $3.1 million in cash. The trans-action was accounted for as a purchase, and the consolidated income statements include the results of Care Management's operations from October 10, 1997
(See Note 4).


RESULTS OF OPERATIONS

Quarter ended November 29, 1997 versus November 30, 1996

     Net sales increased by $5.5 million, or 25%, to $27.5 million for the quarter ended November 29, 1997 versus $22.0 million for the prior year period due primarily to incremental volume from Peiser's (acquired on May 1, 1997) and Care Management. The number of customer orders filled increased 35,640 to approximately 161,140 orders for the quarter ended November 29, 1997 versus approximately 125,500 for the prior year period. The average order size decreased to $176 for the quarter ended November 29, 1997 versus $180 for the prior year period due primarily to the addition of Peiser's patient-specific home health agency business which has a smaller average order size than Suburban Ostomy's business.

     Gross margin increased by $2.5 million, or 49%, to $7.6 million for the quarter ended November 29, 1997 versus $5.1 million for the prior year period. Gross margin increased to 27.8% versus 23.3% for the prior year period. The increase in gross margin was due primarily to the additional volume from Peiser's and Care Management. The increase in gross margin as a percentage of sales was due primarily to Peiser's home health agency business, which has higher gross margins than Suburban's historical business.

     Operating expenses increased by $2.4 million, or 84%, to $5.2 million for the quarter ended November 29, 1997 versus $2.8 million for the prior year period, and as a percentage of net sales, increased to 18.8% versus 12.7% for the prior period. The increase in operating expenses as a percentage of net sales was due primarily to the the recent acquisitions of Peiser's and Care Management, which have traditionally had higher operating costs.

     Depreciation and amortization expense increased by $146,000, or 68.5%, to $359,000 for the quarter ended November 29, 1997 versus $213,000 for the prior year period due primarily to an increase in the amortization of goodwill associated with acquisitions.

     Operating income remained constant at $2.1 million for the quarters ended November 29, 1997 and November 30, 1996. However, as a percentage of net sales, operating income decreased to 8% for the quarter ended November 29, 1997 versus 10% for the prior year period due primarily to the higher operating costs at the two recent acquisitions.

     Interest expense decreased by $351,000, or 85%, to $64,000 for the quarter ended November 29, 1997 versus $415,000 for the prior year period due primarily to the repayment of substantially all long-term debt from the proceeds of the initial public offering in October 1996.

     The provision for income taxes was $969,000, an effective tax rate of 46.5% of pre-tax income, for the quarter ended November 29, 1997 versus $769,000, or an effective tax rate of 44.2%, for the quarter ended November 30, 1996. The increase is due primarily to higher state tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

Borrowing capacity under the Company's Credit Facility (the "Credit Facility") is $30 million, and borrowings bear interest at either its lender's Base Rate or LIBOR plus an applicable margin, depending on the Company's earnings. The outstanding borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including a pledge of all of the capital stock of its subsidiaries. The Credit Facility contains covenants which require the Company to maintain certain financial ratios and impose certain limitations and prohibitions on the Company with respect to: (i) incurring additional indebtedness; (ii) the creation of security interests on the assets of the Company; and (iii) the payment of cash dividends on the Common Stock.
At November 29, 1997, the Company was in compliance with such covenants. The Company borrowed $3 million on October 10, 1997 for the purpose of acquiring Care Management (see Note 4). There was $2 million outstanding under the Credit Facility at November 29, 1997.

The Company's long-term liquidity needs consist of working capital and capital required to fund future acquisitions. The Company believes that its cash flow from operations and its Credit Facility will be sufficient to fund its operations and possible acquisitions through fiscal 1998.

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1996. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Compnay's plans and results of operations will be affected by the Company's ability to manage its growth; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


SUBSEQUENT EVENT

On December 17, 1997, Invacare of Ohio announced a tender offer for all the outstanding common stock of Suburban Ostomy. The offer of $11.75 per share has been agreed to by management and a majority of stockholders. The effective date of the purchase is expected to be January 31, 1998, at which time Suburban Ostomy would become a wholly-owned subsidiary of Invacare (see Note 5).

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceed-ing that it believes will result, individually or in the aggregate, in a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         None


                                  SIGNATURES

     Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 9, 1998
                        /s/ Donald H. Benovitz
                    By:________________________________
                       Donald H. Benovitz
                       President and Director

January 9, 1998
                        /s/ Stephen N. Aschettino
                    By:________________________________
                       Stephen N. Aschettino
                       Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)